Form 10QSB
period 1996-04-30
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1996-07-10
CIK 939402

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 30, 1996

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period               to

Commission  file number     -    0-25614

GLOBUS CELLULAR & USER PROTECTION, LTD.
(formerly Leridges International, Inc.)
(Exact name of Small Business Issuer in its charter)

    NEVADA              88-0228274
    (State or other jurisdiction of    (I.R.S. Employer
    incorporation or organization Identification No.)


    1980 Windsor Road
    Kelowna, British Columbia, Canada       V1Y 4R5
    (Address of principal executive offices)     (Zip Code)

Registrant's Telephone number, including area code:
(604) 860-3130

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange
Act of 1934 during the preceding twelve months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to file such filing requirements for the past thirty days.

Yes    x      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

3,297,241 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):      Yes
No  x





GLOBUS CELLULAR & USER PROTECTION LTD.



PART I:  Financial Information

    ITEM 1 - Financial statements

    ITEM 2 - Management's discussion and analysis of financial condition and results of operations

PART II: Other Information

    ITEM 6 - Exhibits and Reports on Form 8-K








PART I



Item 1. Financial Statements:









Globus Cellular and User Protection Ltd.

               (A Development Stage Company)
                       Balance Sheet
                       April 30, 1996
                           ASSETS
Current assets:
  Cash                                                                 $
39,358
  Accounts receivable, trade                                       18,573
  Inventories
198,666
  Prepaid expenses                                                       2,532

- -----------
      Total current assets                                       $    259,129

Property and equipment, at cost, less
  accumulated depreciation of                              $     25,132

 125,914

- -----------
                                                                            $
385,043

=======



            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage payable - bank                                   $    60,783
  Accounts payable                                                    28,437
  Loans from stockholders                                        52,078

- -----------
      Total current liabilities                                      141,298


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                         -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  3,297,241 shares issued and
  outstanding
3,297
 Additional paid-in capital                                    1,651,058
 (Deficit) accumulated during
  development stage                                           (1,410,610)

- -----------

243,745

- -----------
                                                                          $
385,043

=========


     See accompanying notes to financial statements.

          Globus Cellular and User Protection Ltd.

               (A Development Stage Company)
                  Statements of Operations
  For the Three Months and Six Months Ended April 30, 1996

                                      Three Months      Six Months
Inception
                                            Ended               Ended
           To
                                           April 30,           April 30,
      April 30,
                                             1996                1996
           1996
                                            --------              --------
             --------
Sales                              $     23,488         $    46,508          $
 117,433
Cost of sales                           6,440               31,663
   78,561
                                             -----------          -----------
          -----------
Gross profit (loss)                 17,048              14,845
38,872

Other costs and expenses:
 General and administrative  124,616            263,717            1,243,382
 Research and development       1,154               4,590               190,197
                                             -----------           -----------
          -----------
                                               125,770           268,307
   1,433,579
                                              -----------           -----------
          -----------
Income (loss) from operations
                                           (108,722)           (253,462)
  (1,394,707)

Other income and (expense):
 Interest income                             76                     736
          3,631
 Interest expense                      (1,699)              (3,398)
    (9,287)
 Foreign exchange gain (loss)
                                               (20,831)             (2,788)
          (10,247)
                                             -----------           -----------
            -----------
                                               (22,454)             (5,450)
         (15,903)
                                              -----------           -----------
            -----------
Income (loss) before income taxes
                                             (131,176)         (258,912)
  (1,410,610)
Provision for income taxes
                                             -----------           -----------
            -----------
  Net income (loss)           $   (131,176)   $    (258,912)      $  (1,410,610)
                                           =========    =========
=========

Earnings (loss) per share:
 Net income (loss)                   $  (0.0)         $       (0.0)          $
     (0.4)
                                           ========       =========
==========

 Weighted average shares outstanding
                                          3,297,241           3,286,480
   3,289,748
                                         =========      =========
========

      See accompanying notes to financial statements.



          Globus Cellular and User Protection Ltd.

               (A Development Stage Company)
                  Statements of Cash Flows
          For the Six Months Ended April 30, 1996

                                                    Six Months
Inception
                                                                       Ended
                   To
                                                                     April 30,
              April 30,
                                                                      1996
                 1996
                                                                     --------
                  --------
Net cash provided by (used in)
 operating activities                                  $  (161,797)       $
(1,067,282)


Cash flows from investing activities:
  Purchase of equipment                                  (1,842)
(90,423)
  Other                                                                      -
                 (45,740)

- -----------              -----------
  Net cash provided by (used in)
   financing activities                                        (1,842)
    (136,163)

Cash flows from financing activities:
  Common stock sold for cash                         96,850
1,190,995
  Increase (repayment) of officer loans           (50,700)
52,078

- -----------             -----------
  Net cash provided by (used in)
   financing activities                                         46,148
  1,243,073

- -----------              -----------
Increase (decrease) in cash                            (117,491)
39,628
Cash and cash equivalents,
 beginning of period                                       156,849
            -

- -----------               -----------
Cash and cash equivalents,
 end of period                                               $   9,358
 $     39,628
                                                                    =========
   =========





      See accompanying notes to financial statements.







Globus Cellular & User Protection, Ltd.
Notes to Financial Statements


Basis of presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's Form 10-KSB filed for the year ended October 31, 1995.

Stockholders equity

Income (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended April 30, 1996 the Company issued 64,567 shares of its common stock pursuant to the exercise of warrants for cash aggregating $96,850. In addition, during the period, certain officers agreed to contribute $97,500 in unpaid salaries and technology lease payments to the Company in exchange for options to purchase 73,125 shares of
restricted common stock.   The options are transferable, are exercisable at
$.75 per share and expire on January 31, 2008. The fair market value of the restricted common stock on the date of the grant was $.75.

The required financial information for the three months ended April 30, 1995 is not included herein as the information necessary to prepare these financial statements is not available.















GLOBUS CELLULAR & USER PROTECTION LTD.

PART I (cont.)


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Capital Resources and Liquidity.

The Company has emerged (October 18, 1994) from a Chapter 11 bankruptcy proceeding which it filed in March, 1993. Since the date of filing of the bankruptcy proceeding, Company has been inactive and has been engaged in no business. The acquisition of the assets of Globus Cellular & User Protection Ltd., a Canadian corporation, put the Company into the position of starting a new business.

Globus Cellular & User Protection Ltd. (Canada), a British Columbia corporation, was incorporated on July 28, 1993. Thereafter, the corporation acquired the patent rights to the cellular phone product (the C.U.P), which it subsequently sold to Company pursuant to the Plan of Reorganization, filed and approved by the U.S. Bankruptcy Court.

The Company completed a private sale of 500,000 common shares for
$500,000 in the third and fourth quarter of fiscal 1995 and has settled all debts, including payment on the License of Technology to January 1, 1995.
The payment on License of Technology for the first six months of 1996 was rescheduled by Dr. Bickert and the Company due to the expense being incurred by the Company to secure world-wide patent protection on its patent co-operation treaty filing. Additionally, the Company commenced reselling of x-ray products (film, shielding garments, x-ray machines and accessories) to generate an immediate input of additional revenues. The Company believes that the proceeds of the sale of Common Stock and the exercise of outstanding warrants will be sufficient to allow it to operate with
minimum revenues over the next twelve (12) months.   However, such
proceeds will not allow the Company to commence full scale operations regarding its planned C.U.P. product.

Long-term liquidity will be dependent on anticipated future revenue. Additionally, the Company shall pursue a registration of its Common
Shares and Class A Warrants and will, in part, rely on the subsequent
exercise of said Warrants.   Any additional funds raised and any revenues
received from sale of Companys products will enable Company to expand its plan of operations by increasing its production and expanding its product line.

During the period ended April 30, 1996, the Company issued 64,567 shares of its restricted common stock pursuant to the exercise of warrants for cash
aggregating $96,850.   Additionally, the Company repaid a portion of its
shareholder loans ($50,702) resulting in net cash provided by financing activities of $46,148 for the six months ended April 30, 1996.



The Company acquired plant and equipment valued at $1,842 for the period
ended April 30, 1996.   This resulted in net cash used in investing activities
of $1,842.   The Company does not anticipate purchasing any additional
plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any material product research and development during the next twelve (12) months.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on net sales, revenues or income from its operations. However, Companys product is new in the market and there are not assurances it can be marketed successfully and/or profitably.

The management of Company is led by Dr. Paul F. Bickert, Dr. Ronald
Armstrong and Bernard Penner. Dr. Bickert and Dr. Armstrong are both doctors of chiropractic who have studied the principles, practice and use of X-rays and have a thorough understanding of the nature of U.H.F.
radiation and the potential health risks to persons exposed to radiation over long period of time. Mr. Penner owns and operates a large and highly successful construction business and will provide quality control and management skills to Company, which are necessary to develop a labor force to manufacture and market Companys products.

Results of Operations.

The Company experienced a net loss from operating activities of $161,797
for the six months ended April 30, 1996.   Total Sales were $23,488 for the
three months ended April 30, 1996 and $46,508 for the six months ended
April 30, 1996.   Cost of Sales, however, were $6,440 and $31,663 for the
same periods respectively. Substantial selling, general and administrative expenses of $124,616 were incurred for the three months ended April 30, 1996 and $263,717 for the six months ended April 30, 1996 due to the
Companys increased operations.   The Company expended $1,154 on
research and development expenses for the three months ended April 30, 1996 and $4,590 for the six months ended April 30, 1996 due to the stage of development of the C.U.P. product and commencement of sale of said product.

The Company experienced a net loss from operating activities of $706,368
for the year ended October 31, 1995.   Total Sales increased from $4,411
for the year ended October 31, 1995 to $40,980 for the year ended October 31, 1995 due to increased operations. However, Cost of Sales increased
from $6,438 to $22,045 for those same periods respectively.   Selling,
general and administrative expenses increased substantially to $690,600 for the year ended October 31, 1995 compared to $224,982 for the same period
in 1994 due to the Companys increased operations.   Research and
development expenses decreased from $148,573 for the year ended October
31, 1994 to $24,476 for the same period in 1995 due to the stage of development of the C.U.P. product and commencement of sale of said product.



The Company issued stock options for officer services of $272,679 for the
year ended October 31, 1995.    Depreciation for the year ended October 31,
1995 was $12,421.   For the year ended October 31, 1995, the Company
experienced an increase in accounts receivable of $6,008, an increase in inventory of $31,570, and increase in prepaid expenses of $23,815 and a decrease in accounts payable of $10,544, all due to increased operations. Foreign exchange translation adjustment was $1,049 for the year ended
October 31, 1995.   These items resulting in net cash used in operating
activities of $444,526 for the year ended October 31, 1995.

The Company experienced a net loss from operating activities of $375,335 for the Ten Months Ended October 31, 1994 compared to a net loss of
$70,627 for the year ended December 31, 1993.   This increased loss is
mainly a result of the selling, general, administrative costs of consulting of $48,137 and legal fees of $27,685 associated with the merger and royalty
and licensing fees of $87,183.   Total Sales decreased for the Ten months
ended October 31, 1994 to $4,411 from $25,534 for the year ended
December 31, 1995 due to the Companys decision to cease the distribution of its products by direct sale and instead engage in extensive research to demonstrate effectiveness of its product and to make necessary modifications to increase said effectiveness.. Additionally, Cost of Sales have also decreased from $18,415 to $6,438 for those same periods
respectively.   Selling, general and administrative expenses increased
substantially to $225,718 for the six months ended July 31, 1995 compared to $14,454 for the year ended December 31, 1994 mainly as result of consulting of $48,137 and legal fees of $27,685 associated with the merger
and royalty and licensing fees of $87,183.   Research and development
expenses increased from $63,765 for the year ended December 31, 1993 to $148,573 for the ten months ended October 31, 1993 due to the stage of development of the C.U.P. product and commencement of sale of said product.












GLOBUS CELLULAR & USER PROTECTION LTD.

PART II


Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits (numbered in accordance with Item 601 of
         Regulation S-K)

         None

    (b)  Reports on Form 8-K

         None


















SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    June 14                  /s/  Dr. Paul F. Bickert
                             Dr. Paul F. Bickert, President