Form 10QSB/A
period 1996-04-30
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1996-10-04
CIK 939402

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549

                               FORM 10-QSB/A

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 30, 1996

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period           to
                          ---------    ----------
Commission file number     -    0-25614

                 GLOBUS CELLULAR & USER PROTECTION, LTD.
                 (formerly Leridges International, Inc.)
           (Exact name of Small Business Issuer in its charter)

        NEVADA                                       88-0228274
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

Yes    x      No
    ------       ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

3,297,241 Shares of Common Stock ($.001 par value)
          (Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes        No   x
    -----     -----














                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   June 14                         /s/  Dr. Paul F. Bickert
                                        ---------------------------
                                        Dr. Paul F. Bickert, President