Form 10QSB
period 1996-07-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1996-11-13
CIK 939402

UNITED STATES
     SECURITIES AND EXCHANGE COMMISSION

           Washington, D.C. 20549

               FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended July 31, 1996

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT
For the transition period 			 to

     Commission file number     -    0-25614

       GLOBUS CELLULAR & USER PROTECTION, LTD.
       (formerly Leridges International, Inc.)
   (Exact name of Small Business Issuer in its charter)

       	NEVADA	                                 88-0228274
(State or other jurisdiction of	             (I.R.S. Employer
incorporation or organization)  	            Identification No.)


                      	1980 Windsor Road
	Kelowna, British Columbia, Canada	                V1Y 4R5
	(Address of principal executive offices)	        (Zip Code)

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

Yes    x      No
    -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

           3,297,241 Shares of Common Stock ($.001 par value)
                             (Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes             No     x
   --------        --------




            GLOBUS CELLULAR & USER PROTECTION LTD.



PART I:	Financial Information

	ITEM 1 - Financial statements

	ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:	Other Information

	ITEM 6 - Exhibits and Reports on Form 8-K






                               PART I

Item 1. Financial Statements:

         Globus Cellular and User Protection Ltd.
                       Balance Sheet
                       July 31, 1996
                           ASSETS
Current assets:
  Cash                                                 $  136,982
  Accounts receivable, trade                              222,290
  Inventories                                              65,216
  Prepaid expenses                                         11,929
                                                      -----------
      Total current assets                                436,417

Property and equipment, at cost, less
  accumulated depreciation of $28,132                     132,872
                                                      -----------
                                                       $  569,289
                                                      ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage payable - bank                               $  60,330
  Accounts payable                                         64,123
  Loans from stockholders                                 102,123
                                                       ----------
      Total current liabilities                         $ 226,576


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                 -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  3,641,111 shares issued and
  outstanding                                               3,641
 Additional paid-in capital                             1,991,452
 Deficit                                               (1,402,780)
                                                       -----------
                                                          342,713
                                                       -----------
                                                       $  569,289
                                                       ===========

     See accompanying notes to financial statements.


          Globus Cellular and User Protection Ltd.
                  Statements of Operations
  For the Three Months and Nine Months Ended July 31, 1996

                                            Three Months         Nine Months
                                                Ended                Ended
                                                July 31             July 31
                                                 1996                1996
                                               --------            --------
Sales                                      $   516,860            $  563,368
Cost of sales                                  176,799               208,462
                                               --------            ---------
Gross profit (loss)                            340,061               354,906

Other costs and expenses:
 General and administrative                    333,461               597,178
 Research and development                        2,588                 7,178
                                              ---------             ---------
                                               336,049               604,356
                                              -----------           ---------
Income (loss)
      from operations                            4,012              (249,450)

Other income and (expense):
 Interest income                                   518                 1,254
 Interest expense                               (2,252)               (5,650)
 Foreign exchange gain (loss)                    5,551                 2,763
                                              -----------           ----------
                                                 3,817                (1,633)
                                              -----------           ----------
Income (loss)
      before income taxes                        7,829              (251,083)
Provision for income taxes                           -                     -
                                              -----------           ----------
  Net income (loss)                           $  7,829            $ (251,083
                                              ==========            ==========

Earnings (loss) per share:
 Net income (loss)                            $  (0.00)             $  (0.07)
                                              =========             =========

 Weighted average
      shares outstanding                     3,578,606             3,390,489
                                             =========             =========

             See accompanying notes to financial statements.





          Globus Cellular and User Protection Ltd.
                    Statements of Cash Flows
            For the Nine Months Ended July 31, 1996

                                                              Nine Months
                                                                 Ended
                                                                July 31
                                                                 1996
                                                                --------
Net cash provided by (used in)
 operating activities                                        $  (95,417)


Cash flows from investing activities:
  Purchase of equipment                                         (11,800)
  Other                                                               -
                                                               ---------
  Net cash provided by (used in)
   financing activities                                         (11,800)

Cash flows from financing activities:
  Common stock sold for cash                                     96,850
  Increase (repayment) of officer loans                          (9,500)
                                                               ---------
  Net cash provided by (used in)
   financing activities                                          87,350
                                                               ---------
Increase (decrease) in cash                                     (19,867)
Cash and cash equivalents,
 beginning of period                                            156,849
                                                               ---------
Cash and cash equivalents,
 end of period                                                $ 136,982
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

During the period ended July 31, 1996 the Company issued 64,567 shares of its common stock pursuant to the exercise of warrants for cash aggregating $96,850.  In addition, during the period,
The Company issued 343,870 shares of its common stock as
compensation to consultants, pursuant to a registration statement on Form S-8, filed in January 1996.  The shares were valued at the market price of the common stock on the date the issuance of shares was authorized.  The aggregate amount charged to
operations for these transactions was $438,238 of which $188,638 was
charged to operations for the nine months ended July 31, 1996.   Form S-8
shares issued and issuable (95,000 shares valued at $118,750) to a financial consultant are for a service contract with a two year term beginning April
15, 1996.   Shares issued prior to the performance of contracted services are accounted for as unpaid subscriptions to common stock.

The required financial information for the nine months ended July
31, 1995 is not included herein as the information necessary to prepare these financial statements is not available.

Prior to the quarter ended July 31, 1996, the Company was considered to be in its development stage.










GLOBUS CELLULAR & USER PROTECTION LTD.

PART I (cont.)


Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Capital Resources and Liquidity.

The Company has emerged (October 18, 1994) from a Chapter 11 bankruptcy proceeding which it filed in March, 1993. Since the date of filing of the bankruptcy proceeding, Company had been inactive and had been engaged in no business. The acquisition of the assets of Globus Cellular & User Protection Ltd., a Canadian corporation, put the Company into the position of starting a new business.

Globus Cellular & User Protection Ltd. (Canada), a British Columbia corporation, was incorporated on July 28, 1993. Thereafter, the corporation acquired the patent rights to the cellular phone product (the "C.U.P"), which it subsequently sold to Company pursuant to the Plan of Reorganization, filed and approved by the U.S. Bankruptcy Court.

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

Long-term liquidity will be dependent on anticipated future revenue. Additionally, the Company shall pursue a registration of its Common
Shares and Class "A" Warrants and will, in part, rely on the subsequent
exercise of said Warrants.   Any additional funds raised and any revenues
received from sale of Company's products will enable Company to expand its plan of operations by increasing its production and expanding its product line.

During the period ended July 31, 1996, the Company issued 64,567 shares of its restricted common stock pursuant to the exercise of warrants for cash
aggregating $96,850.   Additionally, the Company repaid a portion of its
shareholder loans ($9,500) resulting in net cash provided by financing activities of $87,350 for the nine months ended July 31, 1996.


The Company acquired plant and equipment valued at $11,800 for the
period ended July 31, 1996.   This resulted in net cash used in investing
activities of $11,800.   The Company does not anticipate purchasing any
additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any material product research and development during the next twelve (12) months.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on net sales, revenues or income from its operations. However, Company's product is new in the market and there are not assurances it can be marketed successfully and/or profitably.

The management of Company is led by Dr. Paul F. Bickert, Dr. Ronald
Armstrong and Bernard Penner. Dr. Bickert and Dr. Armstrong are both doctors of chiropractic who have studied the principles, practice and use of X-rays and have a thorough understanding of the nature of U.H.F.
radiation and the potential health risks to persons exposed to radiation over long period of time. Mr. Penner owns and operates a large and highly successful construction business and will provide quality control and management skills to Company, which are necessary to develop a labor force to manufacture and market Company's products.

Results of Operations.

The Company experienced a net loss from operating activities of $249,450
for the nine months ended July 31, 1996.   Total Sales were $516,860 for
the three months ended July 31, 1996 and $563,368 for the nine months
ended July 31, 1996.   Cost of Sales, however, were $176,799 and
$208,462 for the same periods respectively. Substantial selling, general and administrative expenses of $333,461 were incurred for the three months ended July 31, 1996 and $597,178 for the nine months ended July 30,
1996 due to the Company's increased operations.   The Company expended
$2,588 on research and development expenses for the three months ended July 31, 1996 and $7,178 for the nine months ended July 31, 1996 due to the stage of development of the C.U.P. product and commencement of sale of said product.

The Company experienced a net loss from operating activities of $706,368
for the year ended October 31, 1995.   Total Sales increased from $4,411
for the year ended October 31, 1995 to $40,980 for the year ended October 31, 1995 due to increased operations. However, Cost of Sales increased
from $6,438 to $22,045 for those same periods respectively.   Selling,
general and administrative expenses increased substantially to $690,600 for the year ended October 31, 1995 compared to $224,982 for the same period
in 1994 due to the Company's increased operations.   Research and
development expenses decreased from $148,573 for the year ended October
31, 1994 to $24,476 for the same period in 1995 due to the stage of development of the C.U.P. product and commencement of sale of said product.

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

The Company experienced a net loss from operating activities of $375,335 for the Ten Months Ended October 31, 1994 compared to a net loss of
$70,627 for the year ended December 31, 1993.   This increased loss is
mainly a result of the selling, general, administrative costs of consulting of $48,137 and legal fees of $27,685 associated with the merger and royalty
and licensing fees of $87,183.   Total Sales decreased for the Ten months
ended October 31, 1994 to $4,411 from $25,534 for the year ended
December 31, 1995 due to the Company's decision to cease the distribution of its products by direct sale and instead engage in extensive research to demonstrate effectiveness of its product and to make necessary modifications to increase said effectiveness.. Additionally, Cost of Sales have also decreased from $18,415 to $6,438 for those same periods
respectively.   Selling, general and administrative expenses increased
substantially to $225,718 for the six months ended July 31, 1995 compared to $14,454 for the year ended December 31, 1994 mainly as result of consulting of $48,137 and legal fees of $27,685 associated with the merger
and royalty and licensing fees of $87,183.   Research and development
expenses increased from $63,765 for the year ended December 31, 1993 to $148,573 for the ten months ended October 31, 1993 due to the stage of development of the C.U.P. product and commencement of sale of said product.






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

Date:	October 25, 1996		 	         /s/  Dr. Paul F. Bickert
                                   ----------------------------------
                             						Dr. Paul F. Bickert, President