Form 10KSB
period 1996-10-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1997-02-13
CIK 939402

FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549
     [X]       15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES  EXCHANGE  ACT  OF  1934
                 For  the  fiscal  year  ended:  10/31/96
                                      OR
     [ ]       15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(D)  OF  THE  SECURITIES  EXCHANGE ACT OF 1934
     For the transition period from _____________  to  _______________
                Commission  file  number:    0-25614

                   GLOBUS CELLULAR & USER PROTECTION, LTD.
                   (FORMERLY LERIDGES INTERNATIONAL, INC.)
            (Exact name of Small Business Company in its charter)

     NEVADA                                      88-0228274
(State  or  other  jurisdiction  of          (I.R.S.  Employer
 incorporation  or  organization            Identification  No.)

   1980  Windsor  Road
   Kelowna,  British  Columbia,  Canada            V1Y  4R5
 (Address  of  principal  executive  offices)   (Zip  Code)

               Company's Telephone number, including area code:
                                (604) 860-3130

Securities  registered  pursuant  to
    Section  12(b)  of  the  Act:                    None
Securities  registered  pursuant  to
     Section  12(g)  of  the  Act:    Common  Stock,  $.001  par  value
                                      Warrants  to  purchase  $.001  par
                                        value  Common  Stock

Check  whether  the  Company (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for at least
the  past  90  days.      Yes    __x__          No  _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues for its most recent fiscal year was $430,407. As of October 31, 1996, the market value of the Company's voting $.00l par
value  common stock held by non-affiliates of the Company was $          .

The number of shares outstanding of Company's only class of common stock, as of October 31, 1996 was 3,829,949 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities  under  a  plan  confirmed  by  a  court. Yes  __x__     No _____
No  documents  are  incorporated  into  the  text  by  reference.

Transitional  Small  Business  Disclosure  Format  (check  one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM  1.    BUSINESS  General

Globus Cellular & User Protection Ltd. ("Company"), formerly Leridges International, Inc., was incorporated on June 10, 1987, under the laws of the State of Nevada under the name Daytona-Pacific Corporation. On July 31, 1989, Company changed its name to Leridges International, Inc. On March 4, 1993, Company filed a Chapter 11 petition for protection under the U.S. Bankruptcy laws and subsequently filed a Plan of Reorganization, which was approved by the U.S. Bankruptcy Court on October 18, 1994. The Plan provided for Company to acquire all of the assets of Globus Cellular & User Protection Ltd. (Canada), a corporation formed in the Province of British Columbia, Canada on July 28, 1993, in consideration of Company's issuance of 2,880,000 Units of its Common Stock. Also approved in the Plan was a change of Company's name to Globus Cellular & User Protection Ltd.

Employees

Company  has five full-time employees and three part-time employees.   All of
these part-time employees are used on an as-needed basis for research and development. These employees include third and fourth year Physics students at Okanagan University College. The remaining part-time person is employed as a bookkeeper.

Competition

The Company is not aware of any direct competition to its cellular mega range Reduced radiation antenna technology with its patents pending. The mega range antenna is a refractive radiation reducing plastics product. The Company also has an x-ray products division selling to private clinics. There are competitors to this product. Any competition with similar products, if any, would be on the basis of price and quality of the products.

Principal  Product

Company is engaged in the research and development of its low radiation mega range antenna technology and marketing its exclusive line of x-ray film and
chemistry  under  the   "Globus"  label  to  private  clinics.

The Company originally started out by manufacturing a shielding product as an aftermarket add on for cellular phones and sold its entire inventory of 25,000 of the shielding product.

The United States Federal Communications Commission, on August 16, 1996, came out with new stringent guidelines for the cellular industry manufacturers of phone devises requiring that these products not exceed
certain radiation exposure  levels  to  users.      These  guidelines  force
manufacturers into compliance by either tuning down the output of the phones or redesigning the antennas to reduce exposure to users.

The Company's testing capability for its antenna technology has been developed with the assistance of Canada's National Research Counsel, providing grant monies as well as assisting the Company in its relationship with the Department of Physics of Okanagan University in
British Columbia.   The Okanagan University Department of  Physics  published
a paper in 1996 citing mega range antenna as substantially reducing human tissue absorption of radiation while increasing the performance of the cellular phone compared to a leading manufacturer's cellular phone product.

Patents

Dr. Paul F. Bickert, an officer, director and principal shareholder of Company, is the owner of three patents currently pending on the
product in both  the  U.S.  and  Canada.    On  January 1, 1994, a Company
entered into a License of Technology Agreement ("License Agreement") with Dr. Bickert granting Company the exclusive worldwide rights to use the technology and proprietary knowledge to develop, produce, manufacture, use, sell or otherwise commercially exploit the technology and patents using the technology. The Agreement is in effect for a period of eight (8) years with an option to renew for an additional five (5) years. All patents pending are attached to Dr. Bickert's parent application filed in
1994.   Under the terms of the License Agreement, Dr.  Bickert  will  receive the sum of One Hundred and Twenty Thousand Dollars U.S. ($120,000.00) per year, due and payable on the first day of each year throughout the term of the License Agreement, provided, however, the payment for 1995 has been rescheduled such that $20,000 shall be due June 30, 1995, $20,000 shall be due September 30, 1995 and the balance of $80,000 shall be due December 31,
1995.    As of the date of this filing, there is no accrued amount  due  and payable  to  Dr.  Bickert  under  the  License  Agreement.

In addition, on January 1, 1994, Company entered into a Royalty Agreement with Dr. Bickert wherein Dr. Bickert shall receive a royalty fee of six percent (6%) of all "Gross Receipts" for any and all products sold by Company utilizing the technology and proprietary rights granted to Company under the terms of the License Agreement. The term of the Royalty Agreement shall continue indefinitely. As of the date of this filing, there is no accrued amount due and payable to Dr. Bickert under the Royalty Agreement.

Marketing/Advertising

There are over Thirty Million ( 30,000,000) cellular phone subscribers in the United States with a penetration rate of only approximately 6% and over Three Million subscribers (3,000,000) in Canada with a penetration rate of only
approximately  4.78%.    Cellular  Business  News,  Oct.  1995.

The Company intends to market its antenna technology within the next twelve months to three principal customers, i) original equipment manufacturers, ii) after market replacement antenna customers and iii) license the technology to antenna manufacturers and/or original equipment cellular manufacturers.


Manufacturing

The Company is currently not manufacturing its mega range antenna product while it is seeking international patent protection.

Environmental  Regulations

According to federal environmental regulators, both the U.S. and Canada, the mega range antenna is considered a passive device and, as such, falls outside the scope of Radiation Emitting Devices Regulations. At present, there are no federal environmental regulations to which Company's
product is subject.   Currently, the government of the United States, through
the FCC, is setting guidelines for antenna radiation emission levels and the Company's antenna not only meets but has radiation levels far less than the recommended maximum guidelines. There is no assurance, however, that regulations on this type of product will not be implemented in the future and that Company will be required to comply therewith.

Research  and  Development

Since inception, Company has expended approximately $198,220 (U.S.) in research and development of its product.

The Company's antenna technology, with worldwide patents pending is currently the focus of much of the Company's research and development attention.

Liability  Insurance;  Indemnification

Company has a general liability, fire and medical insurance policy of insurance to protect against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. It presently pays $1,290.00 (Cdn.) annually for $1,000,000 coverage. There is no assurance, however, that such insurance coverage would be adequate to satisfy any potential claims made against Company, its officers and directors, or its business operations or products. Any such liability which might arise could be substantial and may exceed the assets of Company. The Articles of Incorporation and By-Laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. However, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

ITEM  2.  PROPERTIES.

On January 3, 1994, Company purchased a unit in an office/warehouse building in Kelowna, B.C., Canada, for its corporate headquarters. The purchase price of the 1800 sq. ft. unit was $118,000 (Cdn.). The transaction was a freehold estate fee simply transfer under Canadian law and Company is the registered owner. Kelowna & District Credit Union holds a first mortgage on the property in the principal sum of $82,600 (Cdn.), payable monthly with interest only payments at the prime rate plus 1% per annum. The principal balance of the mortgage is due and payable in full upon demand.

In addition, Company leases, on a month-to-month basis, warehouse space at the B & O Commerce Centre in Portland, Oregon, where it stores all of its C.U.P product inventory. The monthly rental rate is $75.00 (U.S.) per month, which is a comparable rental rate for warehouse space in the geographical area.

In 1996, the Company has entered into an operating lease for additional office and warehouse space adjacent to its existing facility. This lease is paid on a month-to-month basis. The leased space is owned by an officer of the Company and monthly rental payments are considered to be at competitive market rates. Rent expense amounted to $4,418 and $514 for the periods ended October 31, 1996 and 1995.

ITEM  3.    LEGAL  PROCEEDINGS.
The Company knows of no material pending or threatened legal proceedings to which the Company is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. During the fourth quarter of the fiscal year ended October 31, 1996, no matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise.

                                   PART II

ITEM  5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS
Market  Information.       The Company's common stock commenced trading in the
over-the-counter  market  on  September  19,  1995.

The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years, as reported on the NASD Bulletin Board, by Wm. V. Frankel and Company, Inc. and Paragon Capital Corporation. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                          High  Bid               Low Bid
              1/31/95                              *                         *
              4/30/95                              *                         *
              7/30/95                              *                         *
             10/31/95                            2.125                     2.125
              1/31/96                             .75                       .75
              4/30/96                            1.25                      1.25
              7/30/96                            1.63                      1.50
             10/31/96                             .72                       .69

* No market information is available for these periods. Management believes that there were no broker-dealers making a market in its securities during these quarters and as of the date of filing this Annual Report.
Holders.          The approximate number of holders of record of the Company's
$.001 par value common stock, as of October 31, 1996, was 229. Currently, as of January 20, 1997, there are 232 holders of record.

Dividends.       Holders of the Company's common stock are entitled to receive such dividends as may be declared by its Board of Directors. No dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Capital  Resources  and  Liquidity.

The Company emerged (October 18, 1994) from a Chapter 11 bankruptcy proceeding which it filed in March, 1993. Since the date of filing of the bankruptcy proceeding, Company was inactive and was not engaged in any business. The recent acquisition of the assets of Globus Cellular & User Protection Ltd., a Canadian corporation, has put the Company into the position of starting a new business.

Globus Cellular & User Protection Ltd. (Canada), a British Columbia corporation, was incorporated on July 28, 1993. Thereafter, the corporation acquired the patent rights to the cellular phone product (the "C.U.P"), which it subsequently sold to Company pursuant to the Plan of Reorganization, filed and approved by the U.S. Bankruptcy Court.

During the year ended October 31, 1996, the Company issued 419,280 shares of its common stock, registered under Form S-8, to entities providing consulting services to the Company. The stock was valued at the market value on the date such shares were authorized to be issued by the Board of Directors. A portion of these hares were issued pursuant to a service contract which provides for services to be rendered to the Company in the future. The value ascribed to these services ($293,000) has been recorded as an unpaid subscription of common stock.

Also, the Company issued 33,435 shares of restricted common stock for services rendered to the Company. These shares were valued at 50% of the market price on the date such shares were authorized to be issued by the Board of Directors.

Additionally, the Company issued 117,900 shares of restricted common stock for the exercise of warrants and options related thereto for cash aggregating $102,851.

The Company completed a private sale of 500,000 common shares for $500,000 in the third and fourth quarter of fiscal 1995 and has settled all debts, including payment on the License of Technology to January 1, 1995. The payment on License of Technology for the first six months of 1996 is being rescheduled by Dr. Bickert and the Company due to the expense being incurred by the Company to secure world-wide patent protection on its patent co-operation treaty filing. Additionally, the Company has just commenced reselling of x-ray products (film, shielding garments, -x-ray machines and accessories) to generate an immediate input of additional revenues. Company believes that the proceeds will be sufficient to allow it to operate with minimum revenues over the next twelve (12) months. However, such proceeds will not allow the Company to commence full scale operations regarding its planned product.

Additionally, the Company received $102,780 in officer loans resulting in net cash provided by financing activities of $583,505 for the year ended October 31, 1995.

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

The Company acquired plant and equipment valued at $15,089 for the year ended October 31, 1996. The Company expended $1,804 on trademark costs. This resulted in net cash used in investing activities of $16,893. The Company does not anticipate purchasing any additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any product research and development during the next twelve (12) months.

The Company acquired plant and equipment valued at $17,528 for the year ended October 31, 1995. This resulted in net cash used in investing activities of $17,528. The Company does not anticipate purchasing any additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any product research and development during the next twelve (12) months.

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

Results  of  Operations.

The Company experienced a net loss from operating  activities of $734,145 for
the year ended October 31, 1996.   Total sales  increased  from $40,980 for
the year ended October 31, 1995 to $281,059 (additionally, the Company sold $128,485 in licenses) for the year ended October 31, 1996 due to increased operations. However, cost of sales increased from $22,045 to
$233,202 for those same periods respectively.      Selling,  general  and
administrative expenses increased to $898,939 for the year ended October 31, 1996 compared to $690,600 for the same period in 1995 due to accounting fees of $12,331, advertising of $83,914, consulting of $285,537, legal of $10,689, management contract payments of $110,000 technology lease expense of $120,000, travel of $52,940, wages of $83,615 and miscellaneous office
expenses  of  $223,827.      Research and development  expenses  decreased
from $24,476 for the year ended October 31, 1995 to $13,220 for the same period in 1996 due to the stage of development of the antenna product and commencement of sale of said product.

The Company issued stock options for officer services of $422,324 for the year ended October 31, 1996. Depreciation for the year ended October 31, 1996 was $14,515. For the year ended October 31, 1996, the Company experienced an increase in accounts receivable of $46,343, a decrease in inventory of $122,366 due to increased sales, and increase in prepaid expenses of $499 and an increase in accounts payable of $18,064, all due to increased operations. Foreign exchange translation adjustment was $920 for the year ended October 31, 1996. These items resulting in net cash used in operating activities of $202,798 for the year ended October 31, 1996.

The Company experienced a net loss from operating activities of $706,368 for the year ended October 31, 1995. Total Sales increased from $4,411 for the year ended October 31, 1995 to $40,980 for the year ended October 31, 1995 due to increased operations. However, Cost of Sales increased from $6,438 to
$22,045  for  those  same  periods  respectively.   Selling,  general  and
administrative expenses increased substantially to $690,600 for the year ended October 31, 1995 compared to $224,982 for the same period in 1994 due to the Company's increased operations. Research and development expenses decreased from $148,573 for the year ended October 31, 1994 to $24,476 for the same period in 1995 due to the stage of development of the C.U.P. product and commencement of sale of said product and the National Research Council grant.

The Company issued stock options for officer services of $272,679 and for
license fees for the year ended  October  31,  1995.    Depreciation for the
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

The Company experienced a net loss from operating activities of $375,335 for the Ten Months Ended October 31, 1994 compared to a net loss of
$70,627 for the  year ended December 31, 1993.   This increased loss is
mainly a result of the selling, general, administrative costs of consulting of $48,137 and legal fees of $27,685 associated with the merger and royalty
and licensing fees of $87,183.    Total Sales decreased for the Ten months
ended October 31, 1994 to $4,411 from $25,534 for the year ended December 31, 1995 due to the Company's decision to cease the distribution of its products by direct sale and instead engage in extensive research to demonstrate effectiveness of its product and to make necessary modifications to increase said effectiveness. Additionally, Cost of Sales have also decreased from $18,415 to $6,438 for those same periods respectively. Selling, general and administrative expenses increased substantially to $225,718 for the six months ended July 31, 1995 compared to $14,454 for the year ended December 31, 1994 mainly as result of consulting of $48,137 and legal fees of $27,685 associated with the merger
and royalty and licensing  fees of $87,183.   Research and development
expenses increased from $63,765 for the year ended December 31, 1993 to $148,573 for the ten months ended October 31, 1993 due to the stage of development of the C.U.P. product and commencement of sale of said product.

ITEM  7.    FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page F-l.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The former accountant was dismissed on November 22, 1995.

The  principal  accountant's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, nor were the reports modified as to the uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the board of directors. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Winter, Scheifley & Associates, P.C. was engaged by the Company as of November 23, 1995.








        7                                  PART III

ITEM  9.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

Identification  of  Directors  and  Executive  Officers  of the Company.   The
names, addresses and positions of the present directors and officers of the Company are set forth below:

Name  and  Address                          Age                Position
Dr.  Paul  F.  Bickert                      51           President, Director and
3200  Watt  Road                                         Chairman of the Board
Kelowna,  B.C.,  V1Y4R5

Bernard  D.  Penner                         36            Secretary, Treasurer
157-7841  Hwy  #97  N.                                        and  Director
Winfield,  B.C.  V0H2C0

Ronald  L.  Armstrong                       65                  Director
1005-16  Ave.  N.W.
Calgary,  Alberta  T2M0K7

All directors will serve on the Board of Directors until the next annual meeting of the shareholders of Company, or until their successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Background  of  Directors  and  Officers

     Dr. Paul F. Bickert - Dr. Bickert has been the President and Chairman of the Board of Directors of Company since October 18, 1994, when he was appointed under the terms of the Plan of Reorganization filed by Company and approved by the U.S. Bankruptcy Court. Since its inception in 1993, he was the President and Chairman of the Board of Directors of Globus Cellular & User Protection, Ltd., the Canadian corporation from which Company acquired assets in the bankruptcy reorganization. From 1974 to 1993, Dr. Bickert was a self-employed private chiropractic practitioner in Canada. He graduated from the Palmer College of Chiropractic in 1974, with a Doctor of Chiropractic
Degree.    Dr.  Bickert  devotes  full  time  to  the  business  of  Company.

     Bernard D. Penner - Mr. Penner has been the Secretary/Treasurer and a Director of Company since October 18, 1994, when he was appointed under the terms of the Plan of Reorganization filed by Company and approved by the U.S. Bankruptcy Court. Since its inception in 1993, he was the Vice President and Director of Globus Cellular & User Protection, Ltd., the Canadian corporation from which Company acquired assets in the bankruptcy reorganization. Since August 1992, Mr. Penner has been the Owner and President of Redline Contracting, Ltd., a construction company in Kelowna, B.C., Canada. From 1988 to 1992, he was the owner of B.P. Construction a construction company doing business in both Oliver, B.C., Canada and Kelowna, B.C., Canada. Mr. Penner will devote his time on an as-needed basis (not specifically determinable) to the business or Company.

     Dr. Ronald L. Armstrong - Dr. Armstrong has been a Director of Company since October 18, 1994, when he was appointed under the terms of the Plan or Reorganization filed Company and approved by the U.S. Bankruptcy Court. Since its inception in 1993, he was the Vice President and a Director of Globus Cellular & User Protection, Ltd., the Canadian corporation from which Company acquired assets in the bankruptcy reorganization. In addition, since 1971, Dr. Armstrong has been a self-employed private chiropractic practitioner in
Toronto,  Ontario,  Canada.    He  graduated  from  the  Canadian  Memorial
Chiropractic College in Toronto, Ontario, Canada in 1971, with a Doctor of Chiropractic Degree. Dr. Armstrong only sits as a Board Member and is not an employee of the Company. Dr. Armstrong will devote his time on an as-needed basis (not specifically determinable) to the business of Company. Directorships. No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM  10.    EXECUTIVE  COMPENSATION

During fiscal 1996, and as of the date of filing this report, no compensation has been paid, nor have there been compensation arrangements or plans, other than what has been indicated below.

On November 1, 1994, Company entered into an Employment Agreement with Dr. Paul F. Bickert, the President and Chairman of the Board of Directors of Company. The Agreement provides for payment or accrual of a salary of $7,500 (U.S.) per month to Dr. Bickert, effective on the date of Agreement, payable or accrued on the last day of each month. The term of the Agreement is for thirteen (13) months, terminating on December 31, 1995, and may be renewed if mutually agreed upon by the parties on the expiration date.

Ron Armstrong received 5,000 stock options at $.225 per option for services
provided in 1995.   On  November  15,  1995,  Dr. Paul Bickert was granted
stock options salary to purchase  163,636  common shares of the Company at
the exercise price of $.225 per  common share.   Mr. Penner was granted stock
options in lieu of salary to purchase 227,273 common shares of the Company at the exercise price of $.225 per common share.

None of the other officers and/or directors receive any compensation for their services and there are not plans to pay any such compensation in the near future. All officers and directors are, however, reimbursed for expenses incurred on behalf of Company.

The Company maintains and pays an annual premium of $6,433 (Cdn.) for a 10-year term policy of life insurance underwritten by Capri Insurance Company of
Canada  which  includes:    (1)  key-man  protection  on  Dr. Paul F. Bickert,
President  and  Chairman  of  the  Board,  and  Mr.  Bernard  D.  Penner,
Secretary/Treasurer and a Director of Company; (2) shareholder protection insurance; principals' family protection; and future tax shelters for company
dollars.    The  policy  provides  for  key-man  protection  of  Mr. Penner of
$500,000; $500,000 (Cdn.) joint last-to-die protection on Mr. and Mrs. Penner; key-man protection of Dr. Bickert of $1,000,000, and $500,000 (Cdn.) joint last-to-die protection of Dr. and Mrs. Bickert.

The Company presently has no other pension, health stock option, annuity, bonus, insurance, profit-sharing or other similar benefit plans; however, Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of Company.

There is no plan or arrangement with respect to compensation received or that may be received by the executive officers in the event of termination of employment or in the event of a change in responsibilities following a change in control.

ITEM  11.    SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The following table lists each officer or director and each shareholder owning of record or known to the Company to own beneficially, either directly or indirectly, at least 5% of the issued and outstanding shares of Common Stock of the Company as of the date hereof:

                                                 Amount  and
                                             		     Nature of
                                 Title  of         Beneficial           %  of
Name  and  Address                  Class          Ownership             Class
Dr.  Paul  F.  Bickert             Common          557,937     Direct     17%
3200  Watt  Road                                   453,558 Indirect (2)
Kelowna,  B.C.,  Canada

Dr.  Ronald  L.  Armstrong         Common          11,183 Direct           1%
1005  -  16th  Ave.,  N.W.                         11,183 Indirect (2)
Calgary,  Alberta,  Canada

Bernard  D.  Penner                Common          103,031 Direct          7%
157-7841  Hwy.  #97 N.                             121,280 Indirect (3)
Winfield, B.C., Canada

All  officers  and
Directors  as  a  Group            Common          1,238,180              39%

(1)          These shares are held in the name of Marlene Bickert, wife of Dr.
Bickert,  and  Dr.  Bickert  has  shared  voting  rights in and to the shares.

(2) These shares are held in the name of Nesbitt Burns in trust for Sandra Armstrong RRSP, wife of Dr. Armstrong, and Dr. Armstrong has shared voting rights in and to the shares.

(3) 117,552 of these shares are held in the name of Loretta Penner, wife of Mr. Penner, and Mr. Penner has shared voting rights in and to the shares. 3,728 of these shares are held in the name of Burns Fry Ltd., in trust for Loretta Penner, 3GDJNT5, a Canadian retirement account, and Mr. Penner has shared voting rights in and to the shares. 2,982 of these shares are held in the name of Burns Fry Ltd., in trust for Bernie Penner #3GDFXT2, a Canadian retirement account, and Mr. Penner as 100% voting rights in and to the shares.

The Company does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

ITEM  12.    CERTAIN  RELATIONSHIPS  AND RELATED TRANSACTIONS

On January 3, 1994, Company purchased a unit in an office/warehouse building in Kelowna, B.C., Canada, for its corporate headquarters. The purchase price of the 1800 sq. ft. unit was $118,000 (Cdn.). The transaction was a freehold estate fee simply transfer under Canadian law and Company is the registered owner. Kelowna & District Credit Union holds a first mortgage on the property in the principal sum of $82,600 (Cdn.), payable monthly with interest only payments at the prime rate plus 1% per annum. The principal balance of the mortgage is due and payable in full upon demand.

In addition, Company leases, on a month-to-month basis, warehouse space at the B & O Commerce Centre in Portland, Oregon, where it had stored all of its C.U.P product inventory. The monthly rental rate is $75.00 (U.S.) per month, which is a comparable rental rate for warehouse space in the geographical area.

In 1996, the Company has entered into an operating lease for additional office and warehouse space adjacent to its existing facility. This lease is paid on a month-to-month basis. The leased space is owned by an officer of the Company and monthly rental payments are considered to be at competitive market rates. Rent expense amounted to $4,418 and $514 for the periods ended October 31, 1996 and 1995.

The President and General Manager of the Company, Dr. Paul Bickert is the inventor of the Company's major product and is the founder of the Company. Dr. Bickert and his wife jointly are the Company's largest stockholder.

The Company has an exclusive eight year lease on the cellular phone user protection technology from Dr. Bickert. The Company possesses the exclusive right to sublease or sell this technology to others. See Note 5. During the periods ended October 31, 1996 and 1995, the Company paid $18,800 and $19,088 respectively to patent attorneys for services in connection with patent applications filed in behalf of Dr. Bickert for the above mentioned technology. The sum of these amounts have been applied to reduce unpaid technology lease obligations due Dr. Bickert, so therefore, ultimately paid by Dr. Bickert.

The vice president and production manager, Mr. Bernie Penner and his wife jointly are the Company's second largest stockholder.

During 1996 and 1995 the Company paid $1,694 and $3,024 respectively, to a company controlled by Mr. Penner for improvements to the Company's plant. The Company believes that such amounts are not in excess of their fair market value.

Additionally, rent in the amount of $3,110 was paid to Mr. Penner in 1996 for office and warehouse space in connection with the lease described in Note 4.

Dr. Bickert and Mr. Penner had loans to the Company for cash advances and unpaid salary and technology lease payments totaling $244,636 and $102,780 at October 31, 1996 and 1995 respectively. These are demand notes and interest is being accrued at 8.75% per year. Subsequent to October 31, 1996 these individuals agreed to waive payment of the total amounts due in exchange for the exercise of common stock options previously granted to them at an exercise price of $.225 per share.

The Company has an agreement with Dr. Paul F. Bickert (its founder, product inventor, President and General Manager, Director and major stockholder) to pay Dr. Bickert lease of technology payments of $10,000 (US) monthly. This agreement expires in 2002, with an option to renew. Total payments required under this lease are as follows:
    1997                                      120,000
    1998                                      120,000
    1999                                      120,000
    2000                                      120,000
    2001                                      120,000
                                              --------
                                             $600,000

On January 13, 1995, Company entered into a Marketing & Promotion Agreement (the "Agreement") with Brahma Capital Corporation, a British Columbia corporation ("Brahma"), whereby Brahma was engaged to promote and assist in the sale of the maximum amount of Company's securities under the private placement offering and any possible subsequent public offering. The term of the Agreement is for a period of twelve (12) months or until such time as the private placement offering has been successfully completed. Under the terms of the Agreement, Brahma shall be reimbursed for all office, travel and entertainment expenses in connection with services rendered thereunder. As compensation for its services, Brahma was to be advanced the sum of $2,500.00 (U.S.) per month, which sum shall be deducted from the following total commissions earned by Brahma in connection with its sale of Company's securities under the terms of the Agreement:

     (a) 10% of the gross proceeds received by Company from the sale of securities under the private placement offering by Brahma; and

     (b) 7% of the gross proceeds received by Company from the sale of securities under any subsequent offering of securities made by Company.

Upon the successful completion of the private placement offering, Company paid Brahma the sum of $3,500 (U.S.), which sum represents the balance of consulting fees due and payable to Brahma for work performed for Globus Cellular & User Protection Ltd., (Canada) prior to the reorganization and acquisition of its assets by Company.

Due to lack of performance, the Agreement with Brahma has been terminated and no further amounts are owing.

On October 31, 1994, Company executed a Promissory Note in the amount of $3,100.00 (Cdn.) in favor of Bernard D. Penner, Secretary/Treasurer and Director of Company in consideration of a cash loan made to Company. The Note is payable on demand with interest at 10% per annum, calculated semi-annually.
  This  Note  has  been  paid  in  full.

On October 31, 1994, Company executed a Promissory Note in the amount of $51,167 (Cdn.) in favor of Dr. Paul F. Bickert, President and Chairman of the Board of Company, in consideration of loans made to Company. The Note is payable on demand with interest at the rate of 10% per annum, calculated
semi-annually.      This  Note  has  been  paid  in  full.

On December 27, 1994, Company executed a Promissory Note in the amount of $7,500.00 (Cdn.) in favor of Dr. Paul F. Bickert, President and Chairman of the Board of Company, in consideration of a cash loan made to Company. The
Note is payable on demand with interest only payments at 12% per annum due monthly, beginning on January 27, 1995. This Note has been paid in full.

On October 18, 1994, pursuant to the terms of a Plan of Reorganization (the "Plan") filed and approved by the U.S. Bankruptcy Court, Company commenced a private placement offering (the "Offering") of its securities to the public, both in the U.S. and in Canada, through an exemption from registration provided by Section 1145 of the U.S. Bankruptcy Code. The Offering is for a minimum of 100,000 Units, up to a maximum of 500,000 Units, consisting of one share of Company's Common Stock, one "A" Warrant and one "B: Warrant, at a
price of $1.00 (U.S.) per Unit. Each "A" Warrant entitles the holder to purchase one share of Common Stock of Company for a period of one year from the effective date of the Plan at an exercise price of $1.50 (U.S.) per share.
 Each "B" Warrant entitles the holder to purchase one share of Common Stock of Company for a period of two years from the effective date of the Plan at an exercise price of $2.00 (U.S.) per share. The Offering was successfully completed in April, 1995 and terminated.

ITEM  13.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
     (A)    FINANCIAL  STATEMENTS  AND  SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report  of  Independent  Public  Auditors.................................15
Balance Sheets............................................................17
Statement  of  Operations.................................................18
Statement  of  Stockholder's  Equity......................................19
statement  of  Cash  Flows................................................20
Notes  to  Financial  Statements..........................................21-27

Schedules  Omitted:    All  schedules other than those shown have been omitted
because they are not applicable, not required, or the required information is shown in the financial statements or notes thereto.

(b)    List of Exhibits

            The following of exhibits are filed with this report:

Exhibit 1 Marketing & Promotion Agreement with Brahma Capital Corporation incorporated by reference to Form 10-SB, File #0-25614.

Exhibit 2 Plan of Reorganization, Disclosure Statement and Order Confirming Plan of Reorganization incorporated by reference to Form 10-SB, File # 0-25614

Exhibit  3(a)(i) Articles  of Incorporation of Company and Amendments thereto incorporated by reference to Form 10-SB, File # 0-25614

Exhibit  3(a)(ii) Bylaws of Company incorporated by reference to Annual Report on Form  10-SB,  File  #  0-25614

Exhibit 3(b) Articles of Incorporation of Globus Cellular & User Protection, Ltd. (Canada) and Amendments thereto incorporated by reference to Annual Report on Form 10-SB, File # 0-25614

Exhibit 10(a) Production Agreement between Market-Ability, Inc. and company incorporated by reference to Form 10-SB, File # 0-25614

Exhibit 10(b) Press and News Releases incorporated by reference to Form 10-SB, File # 0-25614

Exhibit 10(c) License of Technology Agreement between Dr. Paul F. Bickert and Company incorporated by reference to Form 10-SB, File
                  # 0-25614

Exhibit 10(d) Royalty Agreement between Dr. Paul F. Bickert and Company incorporated by reference to Form 10-SB, File # 0-25614

Exhibit 10(e) State of Title Certificate and Mortgage on Real Property incorporated by reference to Form 10-SB, File # 0-25614

Exhibit 10(f) Employment Agreement between Dr. Paul F. Bickert and Company incorporated by reference to Form 10-SB, File # 0-25614

Exhibit 10(g) Key-Man Life Insurance Policy incorporated by reference to Form 10-SB, File # 0-25614

Exhibit 10(h) Promissory Notes incorporated by reference to Form 10-SB, File # 0-25614

Exhibit 14 Patents and Trademarks incorporated by reference to Form 10-SB, File # 0-25614


 (B)    REPORTS  ON  FORM  8-K
The Company filed a report on Form 8-K regarding a change of fiscal year in May, 1995.

Item  4.   Changes  in  Company's  Certifying  Accountant.

(a)(1)(i)     The  former  accountant was dismissed on November 22, 1995.

     (ii) The principal accountant's report on the financial statements for either of the past two years did not contain an adverse opinion or disclaimer of opinion, nor were the reports modified as to the uncertainty, audit scope or accounting principles.
     (iii) The decision to change accountants was approved by the board of directors.
     (iv)A There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.
         B-E  Not  applicable

(a)(2) Winter, Scheifley & Associates, P.C. has been engaged by the Company as of November 23, 1995.



Item  8.          Change  in  Fiscal  Year.

a.   Date  of  such  determination  -  May  8,  1995
b.   Date  of  new  fiscal  year  end  -  October  31,  1994
c.   Form on which the report covering the transition period will be
     filed.     -  Form  10-KSB

                   REPORT  OF  INDEPENDENT  AUDITORS


Shareholders  and  Board  of  Directors
Globus  Cellular  and  User  Protection,  Ltd.


We  have  audited  the  accompanying  balance  sheet  of  Globus  Cellular and User Protection, Ltd. as of October 31, 1996, and the related statements of operations, stockholders' equity, and cash flows
for  the  years  ended  October  31,  1996  and  1995.    These  financial
statements  are  the  responsibility  of  the  Company's  management.
Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In  our  opinion,  the  financial  statements  referred  to  above present  fairly,  in  all  material  respects,  the  financial  position of  Globus  Cellular  and  User  Protection,  Ltd.  as  of  October  31,
1995,    and  the  results  of  its  operations,  and  its  cash  flows  for the years ended October 31, 1996 and 1995, in conformity with generally accepted accounting principles.



                         Winter,  Scheifley  &  Associates,  P.C.
                         Certified  Public  Accountants

Denver, Colorado
January 10, 1997

            Globus  Cellular  and  User  Protection  Ltd.
                         Balance  Sheet
                        October  31,  1996

                             ASSETS

Current assets:
  Cash                                                               $40,009
  Accounts receivable, trade, less allowance for
   doubtful accounts of $1,939                                        45,733
  Accounts receivable, other                                          10,525
  Inventories                                                         76,316
  Prepaid expenses, related party                                      3,184
                                                                ------------
      Total current assets                                           175,767

Property and equipment, at cost, net of
  accumulated depreciation of $34,217                                130,076
Trademarks                                                             1,804
                                                                ------------
                                                                    $307,647
                                                                ============
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage payable, bank                                             $61,169
  Accounts payable                                                    43,441
                                                                ------------
      Total current liabilities                                      104,610

Commitments and contingencies (Note 5)

Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                            -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  3,829,949 shares issued
  and outstanding, respectively                                        3,803
 Additional paid-in capital                                        2,130,021
 Common stock subscribed                                             247,136
 Unpaid stock subscriptions                                         (293,000)
 Stockholders' (deficit)                                          (1,878,384)
 Foreign exchange adjustment                                          (6,539)
                                                                ------------
                                                                     203,037
                                                                ------------
                                                                    $307,647
                                                                ============

        See  accompanying  notes  to  financial  statements.

            Globus  Cellular  and  User  Protection  Ltd.
                    Statements  of  Operations
          For  the  Years  Ended  October  31,  1996  and  1995


                                             Year  Ended          Year Ended
                                             October  31,         October 31,
                                                1996                 1995

Revenue:
 Sales                                         $281,059          $40,980
 License of distribution rights                 128,485                -
 Other income                                    20,863            1,596
                                           ------------     ------------
                                                430,407           42,576

Costs and expenses:
 Cost of sales                                  233,202           22,045
 General and administrative                     898,939          690,600
 Research and development                        13,220           24,476
                                           ------------     ------------
                                              1,145,361          737,121
                                           ------------     ------------
Income (loss) from operations                  (714,954)        (694,545)

Other (expense):
 Interest expense                               (19,191)          (5,100)
                                           ------------     ------------
                                                (19,191)          (5,100)
                                           ------------     ------------
Income (loss) before income taxes              (734,145)        (699,645)

Provision for income taxes                            -                -
                                            ------------    ------------
  Net income (loss)                           $(734,145)       $(699,645)
                                            ============    ============

Earnings (loss) per share:
 Net income (loss)                               $(0.21)          $(0.21)
                                           ============     ============
 Weighted average shares outstanding          3,505,363        3,379,955
                                           ============     ============

        See  accompanying  notes  to  financial  statements.

      Globus  Cellular  and  User  Protection  Ltd.
    Statement  of  Changes  in  Stockholders'  Equity
    For  the  Years  Ended  October  31,  1996  and  1995

                                                                   Additional
                                                  Common  Stock    Paid  -in
ACTIVITY                                       Shares      Amount   Capital

Balance, October 31, 1994                      3,201,272    $3,201  $649,133

Cancellation of shares previously
 issued for services                            (492,426)     (492)      492
Private sale of shares for cash at $1
 May 1995                                        242,911       243   242,668
 June 1995                                       252,661       253   252,408
 September 1995                                    4,428         4     4,424
Sale of reacquired shares for cash
 in September 1995 at $1                           1,500         2     1,498
Exercise of $1.50 warrants
  in October 1995                                 22,328        22    33,470
Forgiveness of shareholder debt for
 options to purchase common stock                      -         -   272,679
Net (loss) for the year ended
Foreign exchange loss                                  -         -         -
 October 31, 1995                                      -         -         -
                                            ------------  --------   -------
 Balance, October 31, 1995                     3,232,674     3,233 1,456,772

 Exercise of warrants and options
  for cash                                       117,900       118   102,733
 Stock issued for services                       419,280       419   558,011
 Stock (restricted)issued for
    services                                      33,435        33    12,505
 Options exercised by officers
 Shares issued for future services
Foreign exchange gain                                  -         -         -
Net (loss) for the year ended
 October 31, 1996                                      -         -         -
                                            ------------ --------- ---------
 Balance, October 31, 1996                     3,803,289    $3,803 2,130,021
                                            ============ ========= =========

         Globus  Cellular  and  User  Protection  Ltd.
    Statement  of  Changes  in  Stockholders'  Equity (CONTINUED)
    For  the  Years  Ended  October  31,  1996  and  1995

                                                                Foreign
                                               Stock      Accumulated    Exchange
ACTIVITY                                     Subscriptions  Deficit     Adjustment

Balance, October 31, 1994                       $   -      $ (444,594)    $(736)

Cancellation of shares previously
 issued for services                                -               -         -
Private sale of shares for cash at $1
 May 1995                                           -               -         -
 June 1995                                          -               -         -
 September 1995                                     -               -         -
Sale of reacquired shares for cash
 in September 1995 at $1                            -               -         -
Exercise of $1.50 warrants
  in October 1995                                   -               -         -
Forgiveness of shareholder debt for
 options to purchase common stock                   -               -         -
Net (loss) for the year ended
Foreign exchange loss                               -               -    (6,723)
 October 31, 1995                                   -        (699,645)        -
                                                -----      ----------  ---------
 Balance, October 31, 1995                          -      (1,144,239)   (7,459)

 Exercise of warrants and options
  for cash                                          -               -         -
 Stock issued for services                          -               -         -
 Stock (restricted)issued for
    services                                        -               -         -
 Options exercised by officers               (293,000)
 Shares issued for future services            247,136
Foreign exchange gain                               -               -       920
Net (loss) for the year ended
 October 31, 1996                                   -        (734,145)        -
                                              -------      ----------  --------
 Balance, October 31, 1996                   $(45,864)    $(1,878,384   $(6,539)
                                             ========     ===========   =======

                  See  accompanying  notes  to  financial  statements

         Globus  Cellular  and  User  Protection  Ltd.
                  Statements  of  Cash  Flows
        For  the  Years  Ended  October  31,  1996  and  1995

                                                  Year Ended         Year Ended
                                                  October  31,       October 31,
                                                     1996               1995

Net income (loss)                                 $(734,145)        $(699,645)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                      14,515            12,421
   Stock and options issued for services            422,324           272,679
   Foreign exchange translation adjustment              920            (6,723)
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable      (46,343)           (6,008)
    (Increase) decrease in inventory                122,366           (31,570)
    (Increase) decrease in prepaid expenses            (499)           23,815
    Increase (Decrease) in accounts payable          18,064            (9,495)
                                                -----------       -----------
Total adjustments                                   531,347           255,119
                                                -----------       -----------
  Net cash provided by (used in)
   operating activities                            (202,798)         (444,526)
                                                 ----------       -----------

Cash flows from investing activities:
   Acquisition of plant and equipment               (15,089)         (17,528)
   Trademark costs                                   (1,804)               -
                                                -----------      -----------
Net cash provided by (used in)
 investing activities                               (16,893)         (17,528)
                                                -----------      -----------

Cash flows from financing activities:
   Common stock sold for cash                       102,851          534,992
   Increase in officer loans                              -           48,513
                                                -----------      -----------
  Net cash provided by (used in)
   financing activities                             102,851          583,505
                                                -----------      -----------
Increase (decrease) in cash                        (116,840)         121,451
Cash and cash equivalents,
 beginning of period                                156,849           35,398
                                                -----------      -----------
Cash and cash equivalents,
 end of period                                      $40,009         $156,849
                                                ===========      ===========

Supplemental cash flow information:
   Cash paid for interest                           $19,191          $ 5,100
   Cash paid for income taxes                       $     -          $     -

      See  accompanying  notes  to  financial  statements.

Globus  Cellular  and  User  Protection,  Ltd.
Notes  to    Financial  Statements

Note  1.  Business  and  Significant  Accounting  Policies

Business

The Company manufactures and distributes a cellular telephone radiation shielding product which universally fits most cellular phones and distributes other radiation shielding products, X-ray film and film development products manufactured by others to
customers  in  the  medical  and  veterinary  fields.    The  Company  is
also developing advanced antenna designs that incorporate the Company's proprietary shielding technology.

The Company has reclassified the presentation of certain prior-year information to conform to the current year's presentation.

The Company was previously reported upon as a development stage company.

History  and  Business  Combination

The Company was incorporated in the State of Nevada on June 10, 1987 under the name of Daytona-Pacific Corporation. Thereafter, on July 31, 1989, the Company filed an Amendment to the Articles of Incorporation changing its name to Leridges International, Inc..

On October 17, 1994 as part of the Company's plan of reorganization and emergence from bankruptcy the Company purchased the shares of Globus Cellular & User Protection Ltd., a British Columbia, Canada corporation with 2,880,000 units of its
securities.    Globus  Cellular  &  User    Protection  Ltd.  was
incorporated  on  July  28,  1993.    The  business  combination  was
accounted  as  a  recapitalization  of  Globus  whereby  it  adopted  the
capital  structure  of  Leridges.    The  financial  statements
presented  reflect  the  activity  of  the  British  Columbia  Company.
The Nevada Company had no operations or transactions during these periods.

Cash  and  Cash  Equivalents
Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with a maturity of three months or less
when  purchased.    Cash  equivalents  are  stated  at  cost  which
approximates  market.


Inventories
Inventories  are  valued  at  the  lower  of  cost  or  market.    Cost  is
determined  using  the  first  in,  first-out  (FIFO)  method.

Prepaid  Expenses
Prepaid expenses consist primarily of prepayments relating to advertising and marketing.

Property  and  Equipment
Property  and  equipment  are  carried  at  cost,  net  of  accumulated
depreciation  and  amortization.    Expenditures  for  significant
renewals  and  improvements  are  capitalized.    Repairs  and
maintenance  are  charged  to  expense  as  incurred.    Depreciation  has
been provided using both straight-line and accelerated methods over the useful lives of the assets, ranging from three to ten years.

Foreign  Currency  Translation
The  financial  statements  are  presented  in  United  States  dollars.
The  Company  has  significant  Canadian  operations,  however  United
States  dollars  are    considered  its  functional  currency.

Monetary assets and liabilities are translated into United States dollars at the balance sheet date rate of exchange and non-
monetary  assets  and  liabilities  at  historical  rates.    Revenues
and  expenses  are  translated  at  appropriate  transaction  date
rates.    Net  gains  or  losses  arising  on  translation  are  reflected a  separate  component  of  stockholders  equity

Loss  Per  Share
Loss per share for periods presented has been computed using the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

Revenue  Recognition
Sales  are  recognized  at  the  time  goods  are  shipped.    Revenue  from
the sale of license distribution rights is recorded when the licensee commences product operations.

Advertising  Expenses
Advertising expenses are charged to expense upon first showing. Amounts charged to expense were $83,914 and $32,094 for the periods ended October 31, 1996 and 1995, respectively.

Income  Taxes
Effective July 1, 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 109 (Statement
No. 109),    Accounting  for  Income  Taxes.    Statement  No. 109  requires
that  deferred  taxes  reflect  the  tax  consequences  on  future  years of  differences  between  the  tax  bases  of  assets  and  liabilities
and  their  financial  reporting  amounts.    At  the  date  of  adoption
of  Statement    No.  109,  there  was  no  material  effect  on  the
Company's  financial    statements.      Prior  to  July  1,  1993,  the
Company  accounted  for  income  taxes  using  the  deferred  method.    As
of October 31, 1996 the Company has accumulated net operating losses available to offset future taxable income of approximately $1,874,000, expiring $70,000 in 2008, $370,000 in 2009, $700,000
in  2010  and  $734,000  in  2011.    Deferred  tax  assets,  approximately
$635,000, which may arise from the utilization of the operating losses have been fully reserved as such utilization is not
assured.    The  deferred  tax  asset  and  related  reserve  applicable to  the  1996  operating  loss  was  approximately  $250,000.

Estimates
Management of the Company uses estimates and assumptions in preparing financial statements in accordance with generally
accepted  accounting  principles.    Those  estimates  and  assumptions
affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported
revenues  and  expenses.    Actual  results  could  vary  from  the
estimates  that  management  uses.

Concentration  of  Credit  Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and
accounts  receivable,  trade.    During  the  year  the  Company  did  not
maintain  cash  deposits  at  financial  institutions  in  excess  of  the
$100,000  limit  covered  by  the  Federal  Deposit  Insurance
Corporation.            Additionally,  the  Company  maintains  note  payable
with  one  financial  institution.    The  maintenance  of  a
satisfactory  relationship  with  this  institution  of  significant
import  to  the  Company.    The  Company  currently  purchases  its  X-ray
film developing chemicals from one supplier, however the Company believes that the chemicals are readily available elsewhere.

Note  2.    Inventories

At  October  31,  1996  Inventories  consists  of:
CUP  raw  materials                              $  12,700
X-ray  and  radiation  shielding  products          63,616
                                                  --------
                                                 $  76,316
Note  3.    Property  and  Equipment

At  October  31,  1996  Property  and  equipment  consists  of:

    Building                                      $ 96,844
    Machinery  and  office  equipment               32,295
    Moldings                                        27,190
    Computer  software                               2,087
    Leasehold  improvements                          5,877
                                                  --------
                                                   164,293
Less  accumulated  depreciation                     34,217
                                                  --------
                                                  $130,076

Depreciation charged to expense was $14,515 and $12,421 for the periods ended October 31, 1996 and 1995, respectively.

Note  4.      Commitments  and  Contingencies

The  Company  has  an  agreement  with  Dr.  Paul  F.  Bickert  (its founder, product inventor, President and General Manager, Director and major stockholder) to pay Dr. Bickert lease of
technology  payments  of  $10,000  (US)  monthly.    This  agreement
expires  in  2002,  with  an  option  to  renew.    Total  payments
required  under  this  lease  are  as  follows:

    1997                                      120,000
    1998                                      120,000
    1999                                      120,000
    2000                                      120,000
    2001                                      120,000
                                             --------
                                             $600,000

The  Company  entered  into  an  employment  contracts  with  two  of  its
officers.    The  agreements  cover  the  year  ended  October  31,  1996
and  provide  for  payments  aggregating    of  $10,000    per  month.    The
agreements are expected to continue in force until terminated by either party.

In 1996, the Company has entered into an operating lease for additional office and warehouse space adjacent to its existing
facility.    This  lease  is  paid  on  a  month-to-month  basis.    The
leased space is owned by an officer of the Company and monthly rental payments are considered to be at competitive market rates. Rent expense amounted to $4,418 and $514 for the periods ended October 31, 1996 and 1995.


Notes  5.    Related  Party  Transactions

The  President  and  General  Manager  of  the  Company,  Dr.  Paul
Bickert  is  the  inventor  of  the  Company's  major  product  and  is  the
founder  of  the  Company.    Dr.  Bickert  and  his  wife  jointly  are  the
Company's  largest  stockholder.

The  Company  has  an  exclusive  eight  year  lease  on  the  cellular
phone  user  protection  technology  from  Dr.  Bickert.    The  Company
possesses  the  exclusive  right  to  sublease  or  sell  this  technology
to  others.  See  Note  5.    During  the  periods  ended  October  31,  1996
and 1995, the Company paid $18,800 and $19,088 respectively to patent attorneys for services in connection with patent applications  filed  in  behalf  of  Dr.  Bickert  for  the  above
mentioned  technology.    The  sum  of  these  amounts  have  been  applied
to  reduce  unpaid  technology  lease  obligations  due  Dr.  Bickert.

The vice president and production manager, Mr. Bernie Penner and his wife jointly are the Company's second largest stockholder.

During  1996  and  1995  the  Company  paid  $1,694  and  $3,024 respectively,  to  a  company  controlled  by  Mr.  Penner  for
improvements  to  the  Company's  plant.    The  Company  believes  that
such  amounts  are  not  in  excess  of  their  fair  market  value.
Additionally, rent in the amount of $3,110 was paid to Mr. Penner in 1996 for office and warehouse space in connection with the lease described in Note 4.

Dr. Bickert and Mr. Penner had loans to the Company for cash advances and unpaid salary and technology lease payments totaling
$244,636  and  $102,780  at  October  31,  1996  and  1995  respectively.
These  are  demand  notes  and  interest  is  being  accrued  at  8.75%  per
year.    Subsequent  to  October  31,  1996  these  individuals  agreed  to waive payment of the total amounts due in exchange for the exercise of common stock options previously granted to them at an exercise price of $.225 per share.


Note  6.    Company  Facilities  and  Related  Mortgage

On  November  17,  1993  the  Company  purchased  its  warehousing  and
office  facilities  in  Kelowna,  British  Columbia.    The  facilities
consist of a wood framed warehouse unit with front office space and rear warehouse space for manufacturing, packaging and distribution.

The  purchase  price  of  this  facility  was  $118,000  (Canadian),
($92,286  US)  it  is  subject  to  a  mortgage  with  a  balance  of
$82,600  (Canadian)  ($61,169  US)  at  October  31,  1996.    This
mortgage, held by a financial institution, is an interest only open mortgage with a variable rate of Canadian prime plus one percent. This mortgage has no fixed maturity date, but is payable on demand. The Company's two principal officers have personally guaranteed this mortgage.

  Note  7.      Stockholders  Equity

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the safe harbor exemptions from registration under section 4(2), it could be liable for rescission of the sales if such exemptions were found not to apply.

During May 1995 the Company began offering shares of its common stock at $1.00 per share pursuant to a private placement.
Pursuant  to  this  private  placement  the  Company  issued  500,000
shares  of  common  stock  for  cash  aggregating  $500,000.    The
private  placement  was  a  unit  offering  consisting  of  one  share  of restricted common stock, one A warrant and one B warrant to purchase additional shares at the rate of one share for each
warrant  exercised.    The  A  warrants  are  exercisable  at  $1.50  per
share for a period of one year and the B warrants are exercisable at $2.00 per share for a period of two years.

During October 1995, the Company issued 22,328 shares for the exercise of warrants and realized cash proceeds of $33,492.

During September 1995 the Company sold 1,500 shares of common stock that had been reacquired for $1,500 in cash.


During  November  1995,  certain  officers  agreed  to  contribute
$272,679 in unpaid salaries and technology lease payments to the capital of the Company in exchange for options to purchase
1,652,600  shares  of  restricted  common  stock.    The  options  are
transferable,  are  exercisable  at  $.225  per  share  and  expire  on
October  31,  2000.    The  fair  market  value  of  the  restricted  common
stock  at  the  date  of  the  grant  was  $.265  per  share

During  the  year  ended  October  31,  1996,  the  Company  issued
419,280  shares  of  its  common  stock,  registered  under  Form  S-8,  to
entities  providing  consulting  services  to  the  Company.    The  stock
was  valued  at  the  market  value  on  the  date  such  shares  were
authorized  to  be  issued  by  the  Board  of  Directors.    A  portion  of
these  shares  were  issued  pursuant  to  a  service  contract  which provides  for  services  to  be  rendered  to  the  Company  in  the
future.    The  value  ascribed  to  these  services  ($293,000)  has  been recorded  as  an  unpaid  subscription  of  common  stock.

Also,  the  Company  issued  33,435  shares  of  restricted  common  stock
for  services  rendered  to  the  Company.    These  shares  were  valued
at 50% of the market price on the date such shares were authorized to be issued by the Board of Directors.

Additionally, the Company issued 117,900 shares of restricted common stock for the exercise of warrants and options related thereto for cash aggregating $102,851.

No dividends have been declared since the inception of the Company nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.


Note  8.  Major  Customer

The  Company  made  sales  in  excess  of  10%  of  its  gross  revenues  for the  year  ended  October  31,  1996  to  one  customer  located  in  Saudi
Arabia.    The  sale  consisted  of  substantially  all  of  the  Company's inventory  of  CUP  product  and  accounted  for  39%  of  the  Company's
total  revenue.    Sales  to  this  customer  are  not  expected  to
continue, however, the Company expects that sales by distributors established in 1996 will offset the loss of this customer.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    FEBRUARY 6, 1997        Globus Cellular and User Protection, Ltd.

                                 /s/ Dr. Paul Bickert
                                 ------------------------------------
                                 By:      Dr.  Paul  Bickert,  President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Dr. Paul Bickert                                                 2/6/97
------------------------------                                        Date:
Dr.  Paul  Bickert
President  and  Director
(Principal  Executive,  Financial  and  Accounting)



/s/ Bernard D. Penner                                                2/6/97
------------------------------                                        Date:
Bernard  D.  Penner
Secretary/Treasurer  and  Director



/s/ Ronald L. Armstrong                                              2/6/97
------------------------------                                        Date:
Ronald  L.  Armstrong
Director