Form 10QSB
period 1997-01-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1997-03-26
CIK 939402

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C. 20549

                        FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended January 31, 1997

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

Yes    x      No
      -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

3,965,207 Shares of Common Stock ($.001 par value)
(Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes             No     x
      ---------       --------






GLOBUS CELLULAR & USER PROTECTION LTD.



PART I:	Financial Information

	ITEM 1 - Financial statements

	ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:	Other Information

	ITEM 6 - Exhibits and Reports on Form 8-K






PART I

Item 1. Financial Statements:

 Globus Cellular and User Protection Ltd.
                            Balance Sheet
                          January 31, 1997

                               ASSETS

Current assets:
  Cash                                                   $     44,876
  Accounts receivable, trade                                   51,384
Accounts receivable, other                                     11,956
  Inventories                                                  76,321
  Prepaid expenses - related party                              3,191
                                                          -----------
      Total current assets                                    187,728

Property and equipment, at cost, less
  accumulated depreciation of $38,217                         127,818

Other assets                                                    1,804
                                                          -----------
                                                        $     317,350
                                                          ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Mortgage payable - bank                               $      61,318
  Accounts payable                                             46,015
  Loans from stockholders                                      32,655
                                                          -----------
      Total current liabilities                               139,988


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                     -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  3,965,207 shares issued and
  outstanding                                                   3,965
 Additional paid-in capital                                 2,217,323
 Common stock subscribed                                      304,636
 Unpaid stock subscriptions                                  (238,069)
 Accumulated foreign exchange adjustment                        8,030
Accumulated (deficit)                                      (2,118,523)
                                                          -----------
                                                              177,362
                                                          -----------
                                                         $    317,350
                                                          ===========

          See accompanying notes to financial statements.



              Globus Cellular and User Protection Ltd.
                      Statements of Operations
           For the Three Months January 31, 1997 and 1996

                                                  Three Months        Three Months
                                                     Ended               Ended
                                                   January 31,         January 31,
                                                      1997                1996
                                                    --------            --------
Sales                                            $      30,476       $      23,020
Cost of sales                                           18,216              25,223
                                                   -----------         -----------
Gross profit (loss)                                     12,260              (2,203)

Other costs and expenses:
 General and administrative                            242,065             121,058
 Research and development                               11,541               3,436
                                                   -----------         -----------
                                                       253,606             124,494
                                                   -----------         -----------
Income (loss) from operations                         (241,346)           (126,697)

Other income and (expense):
 Other income                                            2,508                 660
 Interest expense                                       (1,301)             (1,699)
                                                   -----------         -----------
                                                         1,207              (1,039)
                                                   -----------         -----------
Income (loss) before income taxes                     (240,139)           (127,736)
Provision for income taxes                                   -                   -
                                                   -----------         -----------
  Net income (loss)                               $   (240,139)       $   (127,736)
                                                   ===========         ===========

Earnings (loss) per share:
 Net income (loss)                                $     (0.06)        $      (0.04)
                                                   ===========         ===========

 Weighted average shares outstanding                 3,952,388           3,264,957
                                                   ===========         ===========




          See accompanying notes to financial statements.




              Globus Cellular and User Protection Ltd.
                      Statements of Cash Flows
           For the Three Months January 31, 1997 and 1996

                                                  Three Months        Three Months
                                                     Ended               Ended
                                                   January 31,         January 31,
                                                      1997                1996
                                                    --------            --------
Net cash provided by (used in)
 operating activities                             $    (53,869)        $    (90,400)


Cash flows from investing activities:
  Purchase of equipment                                 (1,742)              (1,842)
                                                    -----------         -----------
  Net cash provided by (used in)
   financing activities                                 (1,742)              (1,842)

Cash flows from financing activities:
  Common stock sold for cash                             27,823              96,850
  Increase (repayment) of officer loans                  32,655             (47,328)
                                                    -----------         -----------
  Net cash provided by (used in)
   financing activities                                  60,478              49,522
                                                    -----------         -----------
Increase (decrease) in cash                               4,867             (42,720)
Cash and cash equivalents,
 beginning of period                                     40,009             156,849
                                                    -----------         -----------
Cash and cash equivalents,
 end of period                                     $     44,876        $    114,129
                                                    ===========         ===========




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

During the period ended January 31, 1997 the Company issued 1,823 shares of its common stock pursuant to the exercise of warrants for cash aggregating $1,823. Also, options to purchase 100,000 shares of the Company's common stock issued to an officer during the year ended October 31, 1995 were exercised for cash consideration to the Company aggregating $26,000.

In addition, the Company issued 35,944 shares of its common stock as compensation to consultants and employees, pursuant to a registration statement on Form S-8, filed in January 1996. The shares were valued at the market price of the common stock on the date the issuance of shares was authorized. The aggregate value of the 60,095 shares issued in these transactions was $35,944.

Form S-8 shares were issued to a financial consultant during the year ended October 31, 1996 for a service contract with a two year term beginning April 15, 1996. Shares issued prior to the performance of contracted services are accounted for as unpaid subscriptions to common stock. The Company records monthly expense of $17,130 related to the services it receives pursuant to the contract and reduces the unpaid subscription account by a corresponding amount.

During the quarter ended January 31, 1997, two of the Company's officers agreed to forego cash payments for salary and technology lease payments accrued during the quarter in exchange for common stock of the Company. The restricted shares to be issued to the officers in lieu of cash payments of $57,500 were valued at $.22 per share, an amount equal to one-half of the bid price for the Company's common stock on the date the transaction was approved by the Company's board of directors.



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

The Company completed a private sale of 500,000 common shares for $500,000 in the third and fourth quarter of fiscal 1995 and has settled all debts, including
payment on the License of Technology to January 1, 1995.   The payment on
License of Technology for 1996 and the first three months of 1997 was made by
the issuance of the Company's common stock to Dr. Bickert.   Additionally, the
Company commenced reselling of x-ray products (film, shielding garments, x-ray machines and accessories) to generate an immediate input of additional revenues. The Company believes that the proceeds of the sale of Common Stock and the exercise of outstanding warrants will be sufficient to allow it to operate with
minimum revenues over the next twelve (12) months.   However, such proceeds will
not allow the Company to commence full scale operations regarding its planned C.U.P. product.

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

During the period ended January 31, 1997, the Company issued 1,823 shares of its restricted common stock pursuant to the exercise of warrants for cash aggregating $1,823 and issued 100,000 shares of common stock pursuant to the
exercise of outstanding options at $.26 per common share.   Additionally, the
Company borrowed $32,655 from an officer resulting in net cash provided by financing activities of $60,478 for the three months ended January 31, 1997.


The Company acquired plant and equipment valued at $1,742 for the period ended
January 31, 1997.   This resulted in net cash used in investing activities of
$1,742.   The Company does not anticipate purchasing any additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any material product research and development during the next twelve (12) months.

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

Results of Operations.

The Company experienced a net loss from operating activities of $241,346 for the
three months ended January 31, 1997.   Total Sales were $30,476 for the three
months ended January 31, 1996 and did not vary significantly from the 1996
amount.   Cost of Sales, however, were $18,216 and $25,223 for the same periods,
respectively.   The reduction of these costs and the resulting gross profit increase for the current year is due to increases in the selling price of shielding products and the reduction of certain fixed costs included in cost of
sales in the prior year.   No CUP products were sold during the periods
presented.    Substantial selling, general and administrative expenses of
$242,065 were incurred for the three months ended January 31, 1997 due to the Company's increased operations. This increase of $121,007 over the amount incurred in the comparable period of 1996 ($121,058) is due to amounts paid to
consultants by the issuance of the Company's common stock.   The Company
expended $11,541 and $3,426 on research and development expenses for the three months ended January 31, 1997 and January 31, 1996, respectively.




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




Date:	March 23, 1997		 	/s/  Dr. Paul F. Bickert
                        ----------------------------------
                   					Dr. Paul F. Bickert, President