Form 10QSB
period 1997-04-30
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1997-06-16
CIK 939402

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 30, 1997

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

                4,095,515 Shares of Common Stock ($.001 par value)
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

                                            PART I

Item 1. Financial Statements:

                     Globus Cellular and User Protection Ltd.
                                 Balance Sheet
                                April 30, 1997

                     ASSETS

Current assets:
  Cash                                            $    32,319
  Accounts receivable, trade                           36,837
  Inventories                                          76,255
  Prepaid expenses                                     12,175
                                                  -----------
      Total current assets                            157,586

Property and equipment, at cost, less
  accumulated depreciation of $32,397                  49,513

Other assets                                            1,804
                                                  -----------
                                                  $   208,903
                                                  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    31,339
  Loans from stockholders                              58,559
                                                  -----------
      Total current liabilities                        89,898


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                          -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  4,095,515 shares issued and
  outstanding                                           4,096
 Additional paid-in capital                         2,267,321
 Stock subscriptions                                  151,499
 Foreign exchange adjustment                            2,859
 (Deficit)                                         (2,306,770)
                                                  -----------
                                                      119,005
                                                  -----------
                                                  $   208,903
                                                  ===========




See accompanying notes to financial statements.

                    Globus Cellular and User Protection Ltd.
                          Statements of Operations
             Three Months and Six Months Ended April 30, 1997 and 1996

                                                   Three Months   Three Months     Six Months     Six Months
                                                      Ended          Ended          Ended          Ended
                                                    April 30,      April 30,      April 30,      April 30,
                                                      1997           1996           1997           1996
                                                    --------       --------       --------       --------
Sales                                             $    29,378    $    23,488      $  59,854    $    46,508
Cost of sales                                          22,948          6,440         41,164         31,663
                                                   -----------    -----------    -----------    -----------
Gross profit (loss)                                     6,430         17,048         18,690         14,845

Other costs and expenses:
 General and administrative                           202,820        124,616        444,885        263,717
 Research and development                               7,645          1,154         19,186          4,590
                                                   -----------    -----------    -----------    -----------
                                                      210,465        125,770        464,071        268,307
                                                   -----------    -----------    -----------    -----------
Income (loss) from operations                        (204,035)      (108,722)      (445,381)      (253,462)

Other income and (expense):
 Interest income                                           77             76             77            736
 Gain on sale of building                               5,604           -             5,604           -
 Other income                                          13,562           -            13,562           -
 Interest expense                                        (948)        (1,699)        (2,249)        (3,398)
                                                   -----------    -----------    -----------    -----------
                                                       18,295         (1,623)        16,994         (2,662)
                                                   -----------    -----------    -----------    -----------
Income (loss) before income taxes                    (185,740)      (110,345)      (428,387)      (256,124)
Provision for income taxes
                                                   -----------    -----------    -----------    -----------
  Net income (loss)                               $  (185,740)    $ (110,345)    $ (428,387)    $ (256,124)
                                                   ===========    ===========    ===========    ===========

Earnings (loss) per share:
 Net income (loss)                                $     (0.05)    $    (0.03)    $   (0.11)     $   (0.08)
                                                   ===========    ===========    ===========    ===========

 Weighted average shares outstanding                4,046,954      3,297,241      3,999,671      3,286,480
                                                   ===========    ===========    ===========    ===========







See accompanying notes to financial statements.

                        Globus Cellular and User Protection Ltd.
                                Statements of Cash Flows
                       Six Months Ended April 30, 1997 and 1996

                                                   Six Months     Six Months
                                                      Ended          Ended
                                                    April 30,      April 30,
                                                      1997           1996
                                                    --------       --------

Net cash provided by (used in)
 operating activities                             $   (77,166)   $  (161,797)


Cash flows from investing activities:
  Purchase of equipment                               (16,906)        (1,842)
                                                  -----------    -----------
  Net cash provided by (used in)
   financing activities                               (16,906)        (1,842)

Cash flows from financing activities:
  Common stock sold for cash                           27,823         96,850
  Increase (repayment) of officer loans                58,559        (50,702)
                                                  -----------    -----------
  Net cash provided by (used in)
   financing activities                                86,382         46,148
                                                  -----------    -----------
Increase (decrease) in cash                            (7,690)      (117,491)
Cash and cash equivalents,
 beginning of period                                   40,009        156,849
                                                  -----------    -----------
Cash and cash equivalents,
 end of period                                    $    32,319    $    39,358
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

During the period ended April 30, 1997, the Company issued 1,823 shares of its common stock pursuant to the exercise of warrants for cash aggregating $1,823. Also, options to purchase 100,000 shares of the Company's common stock issued to an officer during the year ended October 31, 1995 were exercised for cash consideration to the Company aggregating $26,000.

In addition, the Company issued 79,683 shares of its common stock as compensation to consultants and employees, pursuant to a registration statement on Form S-8, filed in January 1996. The shares were valued at the market price of the common stock on the date the issuance of shares was authorized. The aggregate value of the shares issued in these transactions was $48,442.

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

During the six months ended April 30, 1997, two of the Company's officers agreed to forego cash payments for salary and technology lease payments accrued during the quarter in exchange for common stock of the Company. The restricted shares to be issued to the officers in lieu of cash payments of $101,250 were valued at $.22 per share, an amount equal to one-half of the bid price for the Company's common stock on the date the transaction was approved by the Company's board of directors. Additionally one of the officers received 110,720 shares of restricted common stock for services rendered during the second quarter of the current fiscal year and for payment of other amounts due him. The aggregate value of the stock issued was $23,930.

During the quarter ended April 30, 1997, the Company sold its interest the building used for its office and warehouse activities to its president. The Company recorded a gain from the transaction of $5,604. Corresponding reductions of mortgage indebtedness of $60,960 and amounts due its president of $33,205 were recorded in connection with the transaction. The Company plans to lease the facility from its president at market rates.

                    GLOBUS CELLULAR & USER PROTECTION LTD.

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

In addition, the Company issued 79,683 shares of its common stock as compensation to consultants and employees, pursuant to a registration statement on Form S-8, filed in January 1996. The shares were valued at the market price of the common stock on the date the issuance of shares was authorized. The aggregate value of the shares issued in these transactions was $48,442.

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

During the six months ended April 30, 1997, two of the Company's officers agreed to forego cash payments for salary and technology lease payments accrued during the quarter in exchange for common stock of the Company. The restricted shares to be issued to the officers in lieu of cash payments of $101,250 were valued at $.22 per share, an amount equal to one-half of the bid price for the Company's common stock on the date the transaction was approved by the Company's board of directors. Additionally one of the officers received 110,720 shares of restricted common stock for services rendered during the second quarter of the current fiscal year and for payment of other amounts due him. The aggregate value of the stock issued was $23,930.

During the quarter ended April 30, 1997, the Company sold its interest the building used for its office and warehouse activities to its president. The Company recorded a gain from the transaction of $5,604. Corresponding reductions of mortgage indebtedness of $60,960 and amounts due its president of $33,205 were recorded in connection with the transaction. The Company plans to lease the facility from its president at market rates.

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

During the period ended April 30, 1997, the Company issued 1,823 shares of its common stock pursuant to the exercise of warrants for cash aggregating $1,823. Also, options to purchase 100,000 shares of the Company's common stock issued to an officer during the year ended October 31, 1995 were exercised for cash consideration to the Company aggregating $26,000.

The Company acquired plant and equipment valued at $16,906 for the period
ended April 30, 1997.   This resulted in net cash used in investing
activities of $16,906.   The Company does not anticipate purchasing any
additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any material product research and development during the next twelve (12) months.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on net sales, revenues or income from its operations. However, Company's product is new in the market and there are not assurances it can be marketed successfully and/or profitably.

Results of Operations.

The Company experienced a net loss from operating activities of $204,035 for
the three months ended April 30, 1997.   Total sales were $29,375 for the
three months ended April 30, 1997 and did not vary significantly from the
1996 amount.   Cost of Sales, however, were $22,948 and $6,440 for the same
periods, respectively.   The increase of these costs and the resulting gross
profit decrease for the current year is due to promotional brochures and
inventory of new packaging materials for the products lines.   No CUP
products were sold during the periods presented.    Substantial selling,
general and administrative expenses of $202,820 were incurred for the three months ended April 30, 1997 due to the Company's increased operations. This increase over the amount incurred in the comparable period of 1996 ($124,616) is due to amounts paid to consultants by the issuance of the
Company's common stock.   The Company expended $7,645 and $1,154 on
research and development expenses for the three months ended April 30, 1997 and April 30, 1996, respectively.

The Company experienced a net loss from operating activities of $445,381 for
the six months ended April 30, 1997.   Total sales were $59,854 for the six
months ended April 30, 1997 and did not vary significantly from the 1996
amount.   Cost of Sales, however, were $41,164 and $31,663 for the same
periods, respectively.   The increase of these costs and the resulting gross
profit decrease for the current year is due to due to promotional brochures
and inventory of new packaging materials for the products lines.    No CUP
products were sold during the periods presented.    Substantial selling,
general and administrative expenses of $444,885 were incurred for the six months ended April 30, 1997 due to the Company's increased operations. This increase over the amount incurred in the comparable period of 1996 ($263,717) is due to amounts paid to consultants by the issuance of the
Company's common stock.   The Company expended $19,186 and $4,590 on
research and development expenses for the six months ended April 30, 1997 and April 30, 1996, respectively.

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




Date:	June 16, 1997		 	/s/  Dr. Paul F. Bickert
                                             ------------------------------

					Dr. Paul F. Bickert, President