Form 10QSB
period 1997-07-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1997-09-22
CIK 939402

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended July 31, 1997

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
                           (Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes          No   x
   -------     --------

                        GLOBUS CELLULAR & USER PROTECTION LTD.



PART I:  Financial Information

         ITEM 1 - Financial statements

         ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II: Other Information

         ITEM 6 - Exhibits and Reports on Form 8-K

                                            PART I

Item 1. Financial Statements:

                               Globus Cellular and User Protection Ltd.
                                          Balance Sheet
                                          July 31, 1997

                           ASSETS
Current assets:
  Cash                                                    $ 18,659
  Accounts receivable, trade                                13,733
  Accounts receivable, other                                 7,559
  Inventories                                               76,279
  Prepaid expenses                                           5,000
  Prepaid expenses - related party                           3,119
                                                         ---------
      Total current assets                                 124,350

Property and equipment, at cost, less
  accumulated depreciation of $38,397                       45,071

Other assets                                                 1,804
                                                          --------
                                                          $171,226
                                                          ========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 16,758
  Loans from stockholders                                  141,757
                                                          --------
      Total current liabilities                            158,515


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                  -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  4,095,515 shares issued and
  outstanding                                                4,276
 Additional paid-in capital                              2,321,622
 Stock subscriptions                                       206,430
 Foreign exchange adjustment                                (3,487)
 (Deficit)                                              (2,516,130)
                                                         ---------
                                                            12,710
                                                         ---------
                                                         $ 171,226
                                                         =========


See accompanying notes to financial statements.

             Globus Cellular and User Protection Ltd.
                  Statements of Operations
       Three Months and Mine Months Ended July 31, 1997 and 1996

                                              Three Months        Three Months        Nine Months        Nine Months
                                                 Ended               Ended               Ended               Ended
                                                July 31,            July 31,            July 31,           July 31,
                                                 1997                1996                1997                1996
                                              --------            --------             --------            --------
Sales                                         $    14,323         $   516,860         $   74,177         $   563,368
Cost of sales                                       5,392             176,799             46,556             208,462
                                              -----------         -----------        -----------         -----------
Gross profit (loss)                                 8,931             340,061             27,621             354,906

Other costs and expenses:
 General and administrative                       218,477             331,461            663,362             597,178
 Research and development                           8,984               2,588             28,170               7,178
                                              -----------         -----------        -----------         -----------
                                                  227,460             336,049            691,531             604,356
                                              -----------         -----------        -----------         -----------
Income (loss) from operations                    (218,529)              4,012           (663,910)           (249,450)

Other income and (expense):
 Interest income                                       25                 518                102               1,524
 Gain on sale of building                                                                  5,604
 Other income                                       9,335               5,551             22,897               2,763
 Interest expense                                    (190)             (2,252)            (2,439)             (5,650)
                                              -----------         -----------        -----------         -----------
                                                    9,170               3,817             26,164              (1,633)
                                              -----------         -----------        -----------         -----------
Income (loss) before income taxes                (209,359)              7,829           (637,746)           (251,083)
Provision for income taxes
                                              -----------         -----------        -----------         -----------
  Net income (loss)                         $    (209,359)       $      7,829        $  (637,746)        $  (251,083)
                                              ===========         ===========        ===========         ===========

Earnings (loss) per share:
 Net income (loss)                          $      (0.05)        $     (0.00)        $     (0.16)        $     (0.07)
                                             ===========         ===========         ===========         ===========

 Weighted average shares outstanding           4,223,830           3,578,606           4,074,391           3,390,489
                                             ===========         ===========         ===========         ===========







See accompanying notes to financial statements.

                   Globus Cellular and User Protection Ltd.
                         Statements of Cash Flows
                  Nine Months Ended July 31, 1997 and 1996

                                                 Nine Months         Nine Months
                                                   Ended               Ended
                                                  July 31             July 31
                                                    1997                1996
                                                  --------            --------
Net cash provided by (used in)
 operating activities                           $  (98,267)          $  (95,417)


Cash flows from investing activities:
  Purchase of equipment                            (18,465)             (11,800)
                                               -----------          -----------
  Net cash provided by (used in)
   financing activities                            (18,465)             (11,800)

Cash flows from financing activities:
  Common stock sold for cash                        48,073               96,850
  Increase (repayment) of officer loans             47,309               (9,500)
                                               -----------          -----------
  Net cash provided by (used in)
   financing activities                             95,382               87,350
                                               -----------          -----------
Increase (decrease) in cash                        (21,350)             (19,867)
Cash and cash equivalents,
 beginning of period                                40,009              156,849
                                               -----------          -----------
Cash and cash equivalents,
 end of period                                $     18,659          $   136,982
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

During the period ended July 31, 1997, the Company issued 1,823 shares of its common stock pursuant to the exercise of warrants for cash aggregating $1,823. Also, options to purchase 100,000 shares of the Company's common stock issued to an officer during the year ended October 31, 1995 were exercised for cash consideration to the Company aggregating $48,073.

In addition, the Company issued 86,190 shares of its common stock as compensation to consultants and employees, pursuant to a registration statement on Form S-8, filed in January 1996. The shares were valued at the market price of the common stock on the date the issuance of shares was authorized. The aggregate value of the shares issued in these transactions was $54,950. Additionally, the Company issued restricted common stock as compensation to consultants and others for services performed for the Company aggregating 50,842 shares valued at $27,725, based on the market value of the stock on the grant date.

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

During the nine months ended July 31, 1997, two of the Company's officers agreed to forego cash payments for salary and technology lease payments accrued during the quarter in exchange for common stock of the Company. The restricted shares to be issued to the officers in lieu of cash payments of $101,250 were valued at $.22 per share, an amount equal to one-half of the bid price for the Company's common stock on the date the transaction was approved by the Company's board of directors. Additionally one of the officers received 110,720 shares of restricted common stock for services rendered during the second quarter of the current fiscal year and for payment of other amounts due him. The aggregate value of the stock issued was $23,930.

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

                    GLOBUS CELLULAR & USER PROTECTION LTD.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Capital Resources and Liquidity.

The Company completed a private sale of 500,000 common shares for $500,000 in the third and fourth quarter of fiscal 1995 and has settled all debts,
including payment on the License of Technology to January 1, 1995.   The
payment on License of Technology for 1996 and the first six months of 1997 was made by the issuance of the Company's common stock to Dr. Bickert. Additionally, the Company commenced reselling of x-ray products (film, shielding garments, x-ray machines and accessories) to generate an immediate input of additional revenues. The Company believes that the proceeds of the sale of Common Stock and the exercise of outstanding warrants will be sufficient to allow it to operate with minimum revenues over the next twelve
(12) months.   However, such proceeds will not allow the Company to commence full scale operations regarding its planned C.U.P. product.

During the nine months ended July 31, 1997, two of the Company's officers agreed to forego cash payments for salary and technology lease payments accrued during the quarter in exchange for common stock of the Company. The restricted shares to be issued to the officers in lieu of cash payments of $101,250 were valued at $.22 per share, an amount equal to one-half of the bid price for the Company's common stock on the date the transaction was approved by the Company's board of directors. Additionally one of the officers received 110,720 shares of restricted common stock for services rendered during the second quarter of the current fiscal year and for payment of other amounts due him. The aggregate value of the stock issued was $23,930.

During the nine months ended July 31, 1997, the Company sold its interest the building used for its office and warehouse activities to its president. The Company recorded a gain from the transaction of $5,604. Corresponding reductions of mortgage indebtedness of $60,960 and amounts due its president of $33,205 were recorded in connection with the transaction. The Company plans to lease the facility from its president at market rates.

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

During the nine months ended July 31, 1997, the Company issued 32,049 shares of its restricted common stock pursuant to the exercise of warrants for cash
aggregating $48,073.   Additionally, the Company received additional
shareholder loans ($47,309) resulting in net cash provided by financing activities of $95,382 for the nine months ended July 31, 1997.

The Company acquired plant and equipment valued at $18,465 for the nine
months ended July 31, 1997.   This resulted in net cash used in investing
activities of $18,465.   The Company does not anticipate purchasing any
additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any material product research and development during the next twelve (12) months.

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

Results of Operations.

The Company experienced a net loss from operating activities of $98,267 for the
nine months ended July 31, 1997.   Total Sales were $14,323 for the three
months ended July 31, 1997 and $74,177 for the nine months ended July 31, 1997. Cost of Sales, however, were $5,392 and $46,556 for the same periods respectively. Substantial selling, general and administrative expenses of $218,477 were incurred for the three months ended July 31, 1997 and $663,362 for the nine months ended July 31, 1997 due to the Company's increased operations. The Company expended $8,984 on research and development expenses for the three months ended July 31, 1997 and $28,170 for the nine months ended July 31, 1997 due to the stage of development of the C.U.P. product and commencement of sale of said product.

The Company experienced a net loss from operating activities of $95,417 for the
nine months ended July 31, 1996.   Total Sales were $516,860 for the three
months ended July 31, 1996 and $563,368 for the nine months ended July 31, 1996. Cost of Sales, however, were $238,370 and $270,033 for the same periods respectively. Substantial selling, general and administrative expenses of $641,561 were incurred for the three months ended July 31, 1996 and $905,278 for the nine months ended July 31, 1996 due to the Company's increased operations. The Company expended $2,588 on research and development expenses for the three months ended July 31, 1996 and $7,178 for the nine months ended July 31, 1996 due to the stage of development of the C.U.P. product and commencement of sale of said product.

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




Date:    September 15, 1997           /s/  Dr. Paul F. Bickert
                                      ----------------------------------
                                      Dr. Paul F. Bickert, President