Form 10KSB
period 1997-10-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1998-03-04
CIK 939402

FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549
     [X]       15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES  EXCHANGE  ACT  OF  1934
                 For  the  fiscal  year  ended:  10/31/97
                                      OR
     [ ]       15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(D)  OF  THE  SECURITIES  EXCHANGE ACT OF 1934
     For the transition period from _____________  to  _______________
                Commission  file  number:    0-25614

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues for its most recent fiscal year was $123,073.
As of October 31, 1997, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $6,627,702.

The number of shares outstanding of Company's only class of common stock, as of October 31,1997 was 6,960,813 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes  __x__     No _____
No documents are incorporated into the text by reference.

Transitional  Small  Business  Disclosure  Format  (check  one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM  1.    BUSINESS  General

Globus Cellular & User Protection Ltd. ("Company"), formerly Leridges International, Inc., was incorporated on June 10, 1987, under the laws of the State of Nevada under the name Daytona-Pacific Corporation.  On July 31,
1989, Company  changed  its name to Leridges International, Inc.   On March
4, 1993, Company filed a Chapter 11 petition for protection under the U.S. Bankruptcy laws and subsequently filed a Plan of Reorganization, which was approved by the U.S. Bankruptcy Court on October 18, 1994. The Plan provided for Company to acquire all of the assets of Globus Cellular & User Protection Ltd. (Canada), a corporation formed in the Province of British Columbia, Canada on July 28, 1993, in consideration of Company's issuance of 2,880,000 Units of its Common Stock. Also approved in the Plan was a change of Company's name to Globus Cellular & User Protection Ltd

Employees

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

Principal  Product

The Company is currently engaged in the research and development of its low radiation mega range antenna technology and marketing its exclusive line
of x-ray film and chemistry under the   "Globus" label  to  private
clinics.

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

Patents

Dr. Paul F. Bickert, an officer, director and principal shareholder of Company, is the owner of three patents currently pending on the
product in both the U.S. and Canada.    On  January 1, 1994, a Company
entered into a License of Technology Agreement ("License Agreement") with Dr. Bickert granting Company the exclusive worldwide rights to use the technology and proprietary knowledge to develop, produce, manufacture, use, sell or otherwise commercially exploit the technology and patents using the technology. The Agreement is in effect for a period of eight (8) years with an option to renew for an additional five (5) years.
All patents pending are attached to Dr. Bickert's parent application filed in
1994.   Under the terms of the License Agreement, Dr. Bickert  will receive the sum of One Hundred and Twenty Thousand Dollars U.S. ($120,000.00) per year, due and payable on the first day of each year throughout the term of the License Agreement. In the last year, 2002, Dr. Bickert shall receive $40,000.

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

During May 1997, the Company entered into a royalty agreement whereby Dr. Bickert is to receive a 4% royalty fee on gross receipts from the sale of products incorporating newly developed technology for a high performance antenna for a portable communication device. The term of the Royalty Agreement
shall continue  indefinitely.     As of the date of this filing, there is no
accrued amount  due  and  payable  to  Dr.  Bickert  under  the  Royalty
Agreement.

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

ITEM 2.  PROPERTIES.

On January 3, 1994, Company purchased a unit in an office/warehouse building in Kelowna, B.C., Canada, for its corporate headquarters. The purchase price of this facility was $118,000 (Canadian), ($92,286 US). During 1997, the Company sold its interest the building used for its office and warehouse activities to its president. The Company recorded a gain from the transaction of $5,604. Corresponding reductions of mortgage indebtedness of $60,960 and amounts due its president of $33,205 were recorded in connection with the transaction. The Company leases the facility from its president at $1,217 per month.

In addition, Company leases, on a month-to-month basis, warehouse space at the B & O Commerce Centre in Portland, Oregon, where it stores all of its C.U.P product inventory. The monthly rental rate is $75.00 (U.S.) per month, which is a comparable rental rate for warehouse space in the geographical area.

In 1996, the Company entered into an operating lease for additional office and  warehouse space adjacent to its existing facility.  This lease is paid on
a  month-to-month  basis.    The  leased  space  is owned by an officer of the
Company and monthly rental payments are considered to be at competitive market rates. During 1997, in connection with the sale of its office/warehouse facility, the Company entered into a lease agreement with its president for
use of the facility.   The lease provides for monthly payments of $1,217
through February, 1999.   The payments are considered to be at a fair market
rate.   Rent expense amounted to $14,100 and $4,418 for the periods ended
October 31,  1997  and  1996.   This lease was terminated in 1997.

ITEM  3.    LEGAL  PROCEEDINGS.

A successor company to Idex, 2834332 Canada Inc., has filed an action in the Supreme Court of the State of New York claiming that the Company has fraudulently misrepresented that it was the worldwide licensee or holder of worldwide rights to distribute its X-ray developing technology belonging to Idex. The claim seeks the return of $200,000 of distribution rights income plus interest and unspecified punitive damages. The Company believes that it has meritorious defense to the action and that the New York court lacks jurisdiction to hear the matter. The Company is unable to predict the outcome of the case nor estimate the range of possible loss.

The Company knows of no other material pending or threatened legal proceedings to which the Company is a party or of which any of its properties is subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. During the third quarter of the fiscal year ended October 31, 1997, the following matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

1.   Proposal to change name of the Company to Globus Cellular Ltd.
2.   Proposal to Amend 1996 Non-Statutory Stock Option Plan
3.   Election of Directors
4. Approval of Winter, Scheifley & Associates, P.C. as Independent Certified Accountants for fiscal year ending October 31, 1997.

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

        Quarter  Ended                          High  Bid               Low Bid
            10/31/95                            2.125                     2.125
              1/31/96                             .75                       .75
              4/30/96                            1.25                      1.25
              7/30/96                            1.63                      1.50
             10/31/96                             .72                       .69
              1/31/97                             .88                       .81
              4/30/97                             .56                       .50
              7/30/97                             .719                     .625
             10/31/97                            1.406                    1.313

The approximate number of holders of record of the Company's $.001 par value
common stock, as of October 31, 1997, was 229.   Currently, as of February 20,
1998, there are 232 holders of record.

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

During the year ended October 31, 1996, the Company issued 419,280 shares of its common stock, registered under Form S-8, to entities providing consulting services to the Company. The stock was valued at the market value on the date such shares were authorized to be issued by the Board of Directors. A portion of these shares were issued pursuant to a service contract which provides for services to be rendered to the Company in the future. The value ascribed to these services ($293,000) had been recorded as an unpaid subscription of common stock. The unpaid subscription was amortized to expense during 1997 ($219,724) and has a remaining unamortized balance of $73,276 at October 31, 1997.

Also, the Company issued 33,435 shares of restricted common stock for services rendered to the Company. These shares were valued at 50% of the market price on the date such shares were authorized to be issued by the Board of Directors.

Additionally during 1996, the Company issued 117,900 shares of restricted common stock for the exercise of warrants and options related thereto for cash aggregating $102,851.

During the year ended October 31, 1997, the Company issued 1,823 shares of its common stock pursuant to the exercise of warrants for cash aggregating $1,823. Also, options to purchase 384,140 shares of the Company's common stock previously issued to an officer were exercised for cash consideration to the Company aggregating $62,864.

In addition, the Company issued 198,298 shares of its common stock as compensation to consultants and employees, pursuant to a registration statement on Form S-8, filed in January 1996. The shares were valued at the market price of the common stock on the date the issuance of shares was authorized. The aggregate value of the shares issued in these transactions was $160,426. Additionally, the Company issued restricted common stock as compensation to consultants and others for services performed for the Company aggregating 274,095 shares valued at $104,542, based on the market value of the stock on the grant date discounted by 50% due to their restricted nature.

During the year ended October 31, 1997, two of the Company's officers agreed to forego cash payments for salary and technology lease payments accrued during the quarter in exchange for common stock of the Company. The restricted shares to be issued to the officers in lieu of cash payments of $101,250 were valued at $.22 per share, an amount equal to one-half of the bid price for the Company's common stock on the date the transaction was approved by the Company's board of directors. Additionally one of the officers received 110,720 shares of restricted common stock for services rendered during the second quarter of the current fiscal year and for payment of other amounts due him. The aggregate value of the stock issued was $23,930.

During August 1997, the Company commenced a private offering of its common stock, restricted for a period of eighteen months, to a limited group of Canadian investors. The Company received net proceeds of $438,211 for the sale of 830,000 shares of common stock. The shares were sold in a unit offering which provides for a total of 2,500,000 units to be sold at a price of $.56 per unit. Each unit consists of one share of common and a warrant to purchase an additional share of stock. The warrants are exercisable at $.875 each and expire if not exercised within a two year period of their issue date.

At October 31, 1997 the Company had received subscription agreements for the sale of $85,898 of the common stock the payment for which was received subsequent to that date. This amount is included in accounts receivable other at October 31, 1997 and the corresponding shares are included in stockholders' equity. Subsequent to October 31, 1997, the Company sold an additional 77,500 shares of common stock for net proceeds of $58,000.

No dividends have been declared since the inception of the Company nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

As of October 31, 1997, the Company had outstanding options to purchase and aggregate of 1,189,570 shares of its common stock by officers and directors at an exercise price of $.165. The options were granted during the years ended October 31, 1995 and 1996. Additionally, the Company had outstanding warrants to purchase common stock at an exercise price of $.875 per share issued in connection with the above described private placement.

During the year ended October 31, 1997 the Company established a non-statutory stock option plan to benefit employees, officers, directors, consultants and others providing services to the Company. The Company has reserved 500,000 shares of common stock for issuance in connection with option grants made pursuant to the plan. The purchase price for shares granted under the plan shall not be less than 85% of the fair market value of the stock on the grant date. No shares have been granted under the plan as of the date of these financial statements.

The weighted average fair value at the date of grant for warrants granted during 1997 was $ .03 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

Month of grant             October
  Market value              $ .66
  Expected life in years        2
  Interest rate             5.96%
  Volatility                 .193
  Dividend yield            0.00%

Stock based compensation costs would have reduced pretax income by $26,900 in 1997 ($.01 per share) if the fair value of the warrants granted during 1997 had been recognized as compensation expense.

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

The Company acquired plant and equipment valued at $3,595 for the year ended October 31, 1997. The Company expended $1,804 on trademark costs. This resulted in net cash used in investing activities of $16,893. The Company does not anticipate purchasing any additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any product research and development during the next twelve (12) months.

The  Company acquired plant and equipment valued at $15,089 for the year ended
October 31,  1996.     The Company received the proceeds of $45,400 from the
sale of fixed assets.   The Company expended $22,944 on trademark costs.
This resulted in net cash used in investing activities of $18,861.   The
Company does not anticipate purchasing any additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any product research and development during the next twelve (12) months.

The Company received $501,898 from the sale of its common stock for the year
ended October 31, 1997.   The Company experienced an increase of officer loans
of $68,000 and a repayment of officer loans of $18,180 for the year ended October 31, 1997. As a result, the Company had net cash provided by financing activities of $552,718 for the year ended October 31, 1997.

The Company received $102,851 from the sale of its common stock for the year
ended October 31, 1997.    As a result, the Company had net cash provided by
financing activities of $102,851 for the year ended October 31, 1997.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on net sales, revenues or income
from its operations.    However, Company's product is new in the market and
there are not assurances it can be marketed successfully and/or profitably.

The management of Company is led by Dr. Paul F. Bickert, Dr. Ronald Armstrong
and Jerome Cwiertnia.   Dr. Bickert and Dr. Armstrong are both doctors of
chiropractic who have studied the principles, practice and use of X-rays and have a thorough understanding of the nature of U.H.F. radiation and the potential health risks to persons exposed to radiation over long period of time. Mr. Cwiertnia is a retired past president and CEO of National Education Centers, Inc., a new york stock exchange trading company.

Results  of  Operations.

The Company experienced a net loss from operating  activities of $884,335 for
the year ended October 31, 1997.   Total sales decreased from $281,059 for
the year ended October 31, 1996 to $90,630 for the year ended October 31, 1997 due to the one time sale of C.U.P. product in 1996 and distributorship sales in 1996 that did not occur in 1997. However, cost of sales decreased
from  $233,202 to $67,571 for those same periods respectively.   Selling,
general and administrative expenses decreased slightly to $856,545 for the year ended October 31, 1997 compared to $898,939 for the same period in 1996 due to accounting fees of $22,610, advertising of $9,125, consulting of $403,177, legal of $26,031, management contract payments of $92,858, technology lease expense of $120,000, travel of $25,386 and miscellaneous
office expenses of $157,341.    Research and development expenses increased
from $13,220 for the year ended October 31, 1996 to $78,789 for the same period in 1997 due to the stage of development of the antenna product.

The Company issued stock options for officer services of $366,217 for the year
ended October 31, 1997.    Depreciation for the year ended October 31, 1997
was $9,496. The Company had a gain on the sale of fixed assets of $11,255. Additionally, the Company converted salary and license costs to officer loans
of $107,805 for the year ended October 31, 1997.    For the year ended October
31, 1997, the Company experienced an increase in accounts receivable of $42,089, a decrease in inventory of $14,342 due to decreased sales, and decrease in prepaid expenses of $712 and a decrease in accounts payable of
$10,284, all due to decreased operations.   Foreign exchange translation
adjustment was $8,788) for the year ended October 31,  1997.   These items
resulting in net cash used in operating activities of $264,455 for the year ended October 31, 1997.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have not been any changes in or disagreements with accountants on accounting and financial disclosure.

                                  PART III

ITEM  9.    DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  COMPANY

Identification  of  Directors  and  Executive  Officers  of the Company.   The
names, addresses and positions of the present directors and officers of the Company are set forth below:

Name  and  Address                          Age                Position
Dr.  Paul  F.  Bickert                      52           President, Director and
3200  Watt  Road                                         Chairman of the Board
Kelowna,  B.C.,  V1Y4R5

Jerome W. Cwiertnia,                        56                  Director
17 Montecito Drive
Corona del Mar, CA 92625

Ronald  L.  Armstrong                       66                  Director
1005-16  Ave.  N.W.
Calgary,  Alberta  T2M0K7

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

Jerome W. Cwiertnia - Mr. Cwiertnia was Executive V. P., Chief Financial Officer and Director from 1979 to 1989, President, Chief Operating Officer and Director in 1990 and Chief Executive Officer, President and Director from
1991 to 1995 for National Education Corporation.   Mr. Cwiertnia retired in
May 1995.  Mr. Cwiertnia graduated in 1963 from Northern Illinois
University and is a Certified Public Accountant.

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

On April 1, 1997, the Board of Directors approved the issuance of 842,825 restricted shares of the Company to Dr. Paul F. Bickert as compensation for salary, Lease of Technology payments and interest owing for 1995 and 1996 and 255,555.56 restricted shares of the Company be issued to Bernie D. Penner for compensation for salary owing during 1995 and 1996.

On April 2, 1997, the Board of Directors approved the issuance of 333,333 restricted shares of the Company ($.225 per share) to Dr. Paul F. Bickert as compensation for the period November 1, 1996 to January 31, 1997 and February 1, 1997 to April 30, 1997.

None of the other officers and/or directors receive any compensation for their services and there are not plans to pay any such compensation in
the near future.    All  officers  and  directors are, however, reimbursed
for expenses incurred  on  behalf  of  Company.   Members of the Board of

Directors are to receive an honorarium of $7,500 US per year, payable in
stock of the Company at 85% of 1/2 of market bid.   To date, no remuneration
of any kind has been paid and the first such remuneration is not scheduled until April 1998.

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


                                                     Amount and
                                                      Nature
                              Title of               Beneficial       % of
Name and Address               Class                 Ownership        Class

Dr. Paul F. Bickert            Common          1,012,457 Direct        24.29%
3200 Watt Road                                 401,676 Indirect <F1>
Kelowna, B.C., Canada
V1W 3C8

Jerome W. Cwiertnia            Common                 19,882             .34%
17 Montecito Drive
Corona del Mar, CA 92625

Dr. Ronald L. Armstrong        Common            11,183 Direct           .38%
1005 - 16th Ave., N.W.                           11,183 Indirect <F2>
Calgary, Alberta, Canada
T2M 3X8

CEDE & Co.                     Common                1,561,740          26.8%
P.O. Box 222
Bowling Green Station
New York, NY

Philadep & Co                  Common                 452,255            7.8%
1900 Market Street
Philadelphia, PA

Bernard D. Penner              Common           220,149 Direct          7.81%
157-7841 Hwy. #97 N.                            234,605 Indirect <F3>
Winfield, B.C., Canada

All officers and
directors as a Group           Common          1,043,522 Direct        25.01%
                                                 412,859 Indirect

<F1> These shares are held in the name of Marlene Bickert, wife of Dr.
Bickert, and Dr. Bickert has shared voting rights in and to the shares.

<F2> These shares are held in the name of Nesbitt Burns in trust for Sandra
Armstrong RRSP, wife of Dr. Armstrong, and Dr. Armstrong has shared voting rights in and to the shares.

<F3> 450,656 of these shares are held in the name of Loretta Penner, wife of
Mr. Penner, and Mr. Penner has shared voting rights in and to the shares. 3,728 of these shares are held in the name of Burns Fry Ltd., in trust for Loretta Penner, 3GDJNT5, a Canadian retirement account, and Mr. Penner has shared voting rights in and to the shares. 2,982 of these shares are held in the name of Burns Fry Ltd., in trust for Bernie Penner #3GDFXT2, a Canadian retirement account, and Mr. Penner as 100% voting rights in and to the shares. 488725 B.C. Ltd. is controlled by Mr. Penner and holds 114,889 shares.

The Company does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.




As of December 31, 1997, there were 1,354,117 options to purchase Common
Shares of the Company.   The options are held by current and past officers and
directors as follows:

Name                                  # of Options       %
Dr. Paul F. Bickert                    751,087         55.46%
(President & CEO

Dr. Ronald Armstrong
(Vice President & Director)             12,121           .90%

Jerome W. Cwiertina
(Director)                                   0          0.00%

Bernie Penner
(Past VP & Director                    590,909          43.64


ITEM  12.    CERTAIN  RELATIONSHIPS  AND RELATED TRANSACTIONS

The President and General Manager of the Company, Dr. Paul
Bickert is the inventor of the Company's major product and is the founder of the Company. Dr. Bickert and his wife jointly are the Company's largest stockholder.

The Company has an exclusive eight year lease on the cellular phone user protection technology from Dr. Bickert. The Company possesses the exclusive right to sublease or sell this technology to others. See Note 5. During the periods ended October 31,
1996, the Company paid $18,800 to patent attorneys for services in connection with patent applications filed in behalf of Dr.
Bickert for the above mentioned technology. The sum of these amounts have been applied to reduce unpaid technology lease obligations due Dr. Bickert. Effective November 1, 1996, the
Company assumed the responsibility of maintaining the patents and bears the cost of filing them in other jurisdictions. The amounts capitalized in connection with extending the patents to additional jurisdictions during the year ended October 31, 1997 was $42,236 and amortization thereof for the period, based on the remaining term of the license agreement with Dr. Bickert, amounted to $10,559.

The vice president and production manager (May 1997), Mr. Bernie
Penner and his wife jointly are the Company's second largest stockholder.

During 1997 and 1996 the Company paid $5,335 and $1,694 respectively, to a company controlled by Mr. Penner for improvements to the Company's plant. The Company believes that such amounts are not in excess of their fair market value.
Additionally, rent in the amounts of $7,150 and $3,110 was paid to Mr. Penner in 1997 and 1996, respectively for office and warehouse space in connection with the lease described in Note 4.

Dr. Bickert (and Mr. Penner in 1996) had loans to the Company for cash advances and unpaid salary and technology lease payments totaling $157,625 and $244,636 at October 31, 1997 and 1996 respectively. These are demand notes and interest is being accrued at 8.75% per year. Subsequent to October 31, 1996 these individuals agreed to waive payment of the total amounts due for 1996 in exchange for the exercise of common stock options previously granted to them at an exercise price of $.225 per share.

On November 17, 1993 the Company purchased its warehousing and office facilities in Kelowna, British Columbia. The facilities consist of a wood framed warehouse unit with front office space and rear warehouse space for manufacturing, packaging and distribution.

The purchase price of this facility was $118,000 (Canadian), ($92,286 US). During 1997, the Company sold its interest the building used for its office and warehouse activities to its president. The Company recorded a gain from the transaction of $5,604. Corresponding reductions of mortgage indebtedness of $60,960 and amounts due its president of $33,205 were recorded in connection with the transaction. The Company leases the facility from its president at $1,217 per month.





ITEM  13.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K
     (A)    FINANCIAL  STATEMENTS  AND  SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report  of  Independent  Public  Auditors.................................15
Balance Sheets............................................................17
Statement  of  Operations.................................................18
Statement  of  Stockholder's  Equity......................................19
statement  of  Cash  Flows................................................20
Notes  to  Financial  Statements..........................................21-
27

Schedules  Omitted:    All  schedules other than those shown have been omitted
because  they are not applicable, not required, or the required information is shown  in  the  financial  statements  or  notes  thereto.

(b)    List of Exhibits

            The following of exhibits are filed with this report:

Exhibit 1        Marketing & Promotion Agreement with Brahma Capital
                 Corporation incorporated by reference to Form 10-SB, File #0-
                 25614.

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

Exhibit 14        Patents and Trademarks incorporated by reference to Form
                  10-SB, File  #  0-25614

 (B)    REPORTS  ON  FORM  8-K
          None








REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Globus Cellular Ltd.


We have audited the accompanying balance sheet of Globus Cellular
Ltd. as of October 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globus Cellular Ltd. as of October 31, 1997, and the results of its operations, and its cash flows for the years ended October
31, 1997 and 1996, in conformity with generally accepted accounting principles.



                         James E. Scheifley & Associates, P.C.
                         Certified Public Accountants

Denver, Colorado
December 15, 1997






Globus Cellular Ltd.
Balance Sheet
October 31, 1997


                      ASSETS
Current assets:
  Cash                                              $         349,133
  Accounts receivable, trade                                    2,273
  Accounts receivable, other                                   96,074
  Inventories                                                  61,974
  Prepaid expenses                                              2,472
  Prepaid expenses - related party                               -
                                                          -----------
      Total current assets                                    511,926

Property and equipment, at cost, less
  accumulated depreciation of $34,893                          28,860

Other assets                                                   24,748
                                                          -----------
                                                    $         565,535
                                                          ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $          33,157
  Loans from stockholders                                     157,625
                                                          -----------
      Total current liabilities                               190,782


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                  -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  6,960,813 shares issued and
  outstanding                                                   6,960
 Additional paid-in capital                                 3,243,115
 Stock subscriptions                                          (97,276)
 Foreign exchange adjustment                                  (15,327)
 (Deficit)                                                 (2,762,719)
                                                          -----------
                                                              374,754
                                                          -----------
                                                    $         565,535
                                                          ===========


See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Operations
Years Ended October 31, 1997 and 1996

                                                           1997                1996
Revenue:                                                 --------            --------

 Sales                                              $          90,630   $         281,059
 License of distribution rights                                                   128,485
 Other income                                                  32,443              20,863
                                                          -----------         -----------
                                                              123,073             430,407

Other costs and expenses:
 Cost of sales                                                 67,571             233,202
 General and administrative                                   856,545             898,939
 Research and development                                      78,789              13,220
                                                          -----------         -----------
                                                            1,002,904           1,145,361
                                                          -----------         -----------
Income (loss) from operations                                (879,832)           (714,954)

Other income and (expense):
 Interest expense                                             (4,503)             (19,191)
                                                          -----------         -----------
                                                              (4,503)             (19,191)
                                                          -----------         -----------
Income (loss) before income taxes                           (884,335)            (734,145)
Provision for income taxes
                                                          -----------         -----------
  Net income (loss)                                 $       (884,335)  $         (734,145)
                                                          ===========         ===========

Earnings (loss) per share:
 Net income (loss)                                  $          (0.17)  $            (0.21)
                                                          ===========         ===========

 Weighted average shares outstanding                        5,060,809           3,505,363
                                                          ===========         ===========



See accompanying notes to financial statements.

               Globus Cellular Ltd.
   Statement of Changes in Stockholders' Equity
            For the Periods Indicated

                                                                          Additional                                  Foreign
                                              Common Stock                 Paid -in        Stock    Accumulated      Exchange
                     ACTIVITY              Shares      Amount              Capital    Subscriptions    Deficit      Adjustment
 Balance, October 31, 1995               3,232,674     $  3,233         $ 1,456,772     $          $ (1,144,239)    $ (7,459)

 Exercise of warrants and options
  for cash                                 117,900           11           102,733
 Stock issued for services                 419,280           41           558,011
 Stock (restricted)issued for services      33,435                         12,505
 Options exercised by officers                                                                         (293,000)
 Shares issued for future services                                                                      247,136

 Foreign exchange gain                                                          -                                        920
 Net (loss) for the year ended
  October 31, 1996                                                              -                      (734,145)
                                      ------------   ----------          --------       ---------     ---------      -------
 Balance, October 31, 1996               3,803,289        3,803         2,130,021         (45,864)    (1,878,384)     (6,539)

 Exercise of warrants and options
  for cash                                 385,963           38            64,301
 Stock issued for services                 472,393           47           264,495
 Stock sold for cash by private placement  830,000           83           477,250
 Expenses of offering                                                     (39,869)
 Shares issued for future services                                        (24,000)
 Issuance of subscribed shares           1,469,168        1,469           346,917        (247,136)
Amortization of unpaid subscriptions                                                      219,724
 Foreign exchange (loss)                                                                                             (8,788)
 Net (loss) for the year ended
  October 31, 1997                                                                                                 (884,335)
                                      ------------    ---------          ---------      ----------    ---------    ---------
 Balance, October 31, 1997               6,960,813    $   6,960         $3,243,115      $ (97,276)  $(2,762,719)   $ 15,327)
                                      ============    =========         ==========      ==========  ============   =========


See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Cash Flows
Years Ended October 31, 1997 and 1996

                                                           1997                1996
                                                         --------            --------
Net income (loss)                                       $  (884,335)      $   (734,145)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation                                               9,496             14,515
   Stock and options issued for services                    366,217            422,324
   Gain on sale of fixed assets                             (11,255)
   Salary and license costs converted
    to officer loans                                        107,805
   Amortization of unpaid stock subscriptions               195,724
   Foreign exchange translation adjustment                   (8,788)               920
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable              (42,089)           (46,343)
    (Increase) decrease in inventory                         14,342            122,366
    (Increase) decrease in prepaid expenses                     712               (499)
    Increase (Decrease) in accounts payable                 (10,284)            18,064
                                                       ------------       ------------
       Total adjustments                                    621,880            531,347
                                                       ------------       ------------
  Net cash provided by (used in)
   operating activities                                    (262,455)          (202,798)
                                                       ------------       ------------

Cash flows from investing activities:
  Purchase of equipment                                      (3,595)           (15,089)
  Proceeds from sale of fixed assets                         45,400
  Trademark costs                                           (22,944)            (1,804)
                                                        -----------        -----------
  Net cash provided by (used in)
   financing activities                                      18,861            (16,893)

Cash flows from financing activities:
  Common stock sold for cash                                502,898            102,851
  Increase (repayment) of officer loans                      68,000
  Repayment of officer loans                                (18,180)
                                                        -----------        -----------
  Net cash provided by (used in)
   financing activities                                     552,718            102,851
                                                        -----------        -----------
Increase (decrease) in cash                                 309,124           (116,840)
Cash and cash equivalents,
 beginning of period                                         40,009            156,849
                                                        -----------        -----------
Cash and cash equivalents,
 end of period                                      $       349,133       $     40,009
                                                        ===========         ===========



Supplemental cash flow information:
   Cash paid for interest                           $         4,503      $      19,191
   Cash paid for income taxes                       $          -         $        -


 See accompanying notes to financial statements.

Globus Cellular Ltd.
Notes to  Financial Statements

Note 1. Business and Significant Accounting Policies

Business

The Company manufactures and distributes a cellular telephone radiation shielding product which universally fits most cellular phones and distributes other radiation shielding products, X-ray film and film development products manufactured by others to customers in the medical and veterinary fields. The Company is also developing advanced antenna designs that incorporate the Company's proprietary shielding technology. Prior to 1997, the Company was known as Globus Cellular and User Protection Ltd.

History and Business Combination

The Company was incorporated in the State of Nevada on June 10, 1987 under the name of Daytona-Pacific Corporation. Thereafter, on July 31, 1989, the Company filed an Amendment to the Articles of Incorporation changing its name to Leridges International, Inc..

On October 17, 1994 as part of the Company's plan of reorganization and emergence from bankruptcy the Company purchased the shares of Globus Cellular & User Protection Ltd., a British Columbia, Canada corporation incorporated on July 28, 1993, with 2,880,000 units of its securities. The business combination was accounted as a recapitalization of Globus whereby it adopted the capital structure of Leridges. The financial statements presented reflect the activity of the British Columbia Company. The Nevada Company had no operations or transactions during these periods.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with a maturity of three months or less when purchased. Cash equivalents are stated at cost which approximates market.


Inventories
Inventories, which consist primarily of finished goods, are valued at the lower of cost or market. Cost is determined using the first in, first-out (FIFO) method.

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

Monetary assets and liabilities are translated into United States dollars at the balance sheet date rate of exchange and non-monetary assets and liabilities at historical rates. Revenues and expenses are translated at appropriate transaction date rates. Net gains or losses arising on translation are reflected a separate component of stockholders equity

Loss Per Share
Loss per share for periods presented has been computed using the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

Revenue Recognition
Sales are recognized at the time goods are shipped. Revenue from the sale of license distribution rights is recorded when the licensee commences product operations.

Advertising Expenses
Advertising expenses are charged to expense upon first showing.
Amounts charged to expense were $9,125 and $83,914 for the periods ended October 31, 1997 and 1996, respectively.

Income Taxes
Effective July 1, 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement No. 109 (Statement No. 109), Accounting for Income Taxes. Statement No. 109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.  At the date of adoption of Statement  No. 109, there was no material effect on the
Company's financial  statements.   Prior to July 1, 1993, the
Company accounted for income taxes using the deferred method. As of October 31, 1997 the Company has accumulated net operating losses available to offset future taxable income of approximately $2,760,000, expiring $72,000 in 2008, $370,000 in 2009, $700,000 in 2010, $734,000 in 2011 and $884,000 in 2012.  Deferred tax
assets, approximately $930,000, which may arise from the utilization of the operating losses have been fully reserved as such utilization is not assured. The increase in the deferred tax asset and related reserve applicable to the 1996 operating loss was approximately $300,000.

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

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. During the year the Company maintained cash deposits at financial institutions in excess of the $100,000 limit covered by the Federal Deposit Insurance Corporation. The Company currently purchases its X-ray film developing chemicals from one supplier, however the Company believes that the chemicals are readily available elsewhere.

Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in
Note 6 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

Recent Pronouncements
In 1996 Financial Accounting Standards No. 125 (FAS 125) Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities was issued. FAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. The Company will adopt FAS 125 in 1997. Adoption of FAS 125 is not expected to have a material effect on the Company's consolidated financial position or operating results.


Note 2.  Property and Equipment

At October 31, 1997 Property and equipment consists of:

    Machinery and office equipment          $ 32,726
    Moldings                                  27,190
    Computer software                          2,087
    Leasehold improvements                     1,750
                                            --------
                                              63,753
Less accumulated depreciation                 34,893
                                            --------
                                            $ 28,860

Depreciation charged to expense was $ 9,496 and $14,515 for the periods ended October 31, 1997 and 1996, respectively.


Note 3.   Commitments and Contingencies

The Company has an agreement with Dr. Paul F. Bickert (its founder, product inventor, President and General Manager, Director and major stockholder) to pay Dr. Bickert lease of technology payments of $10,000 (US) monthly for the technology utilized in the Company's products. This agreement expires in 2002, with an option to renew. Total payments required under this lease are as follows:

    1999                  $120,000
    2000                   120,000
    2001                   120,000
    2002                    40,000
                          --------
                          $400,000

During May 1997, the Company entered into a royalty agreement whereby Dr. Bickert is to receive a 4% royalty fee on gross receipts from the sale of products incorporating newly developed technology for a high performance antenna for a portable communication device.

The Company entered into an employment contract with an officer. The agreement covers the year ended October 31, 1998 and provides for payments aggregating $7,500 per month. The agreement is expected to continue in force until terminated by either party.

In 1996, the Company entered into an operating lease for additional office and warehouse space adjacent to its existing facility. This lease was paid on a month-to-month basis and was discontinued in 1997. The leased space was owned by an officer of the Company and monthly rental payments are considered to be
at competitive market rates. During         1997, in connection
with the sale of its office/warehouse facility, the Company entered into a lease agreement with its president for use of the facility. The lease provides for monthly payments of $1,217 through February, 1999. The payments are considered to be at a fair market rate. See Note 4. Rent expense amounted to $14,100 and $4,418 for the periods ended October 31, 1997 and 1996.

During 1996, the Company began selling distribution rights to products included in its line of X-ray film and developer catalogue. The distribution rights covered certain eastern provinces in Canada and other territories outside of Canada. The Company had been purchasing developer products exclusively from Idex International Corp., a company now in bankruptcy. The Company has substituted developer chemicals purchased from a new supplier to its distributors.

A successor company to Idex, 2834332 Canada Inc., has filed an action in the Supreme Court of the State of New York claiming that the Company has fraudulently misrepresented that it was the worldwide licensee or holder of worldwide rights to distribute its X-ray developing technology belonging to Idex. The claim seeks the return of $200,000 of distribution rights income plus interest and unspecified punitive damages. The Company believes that it has meritorious defense to the action and that the New York court lacks jurisdiction to hear the matter. The Company is unable to predict the outcome of the case nor estimate the range of possible loss.


Notes 4.  Related Party Transactions

The President and General Manager of the Company, Dr. Paul
Bickert is the inventor of the Company's major product and is the founder of the Company. Dr. Bickert and his wife jointly are the Company's largest stockholder.

The Company has an exclusive eight year lease on the cellular phone user protection technology from Dr. Bickert. The Company possesses the exclusive right to sublease or sell this technology to others. See Note 5. During the periods ended October 31, 1996, the Company paid $18,800 to patent attorneys for services in connection with patent applications filed in behalf of Dr. Bickert for the above mentioned technology. The sum of these amounts have been applied to reduce unpaid technology lease obligations due Dr. Bickert. Effective November 1, 1996, the Company assumed the responsibility of maintaining the patents and bears the cost of filing them in other jurisdictions. The amounts capitalized in connection with extending the patents to additional jurisdictions during the year ended October 31, 1997 was $42,236 and amortization thereof for the period, based on the remaining term of the license agreement with Dr. Bickert, amounted to $10,559.

The vice president and production manager (May 1997), Mr. Bernie
Penner and his wife jointly are the Company's second largest stockholder.

During 1997 and 1996 the Company paid $5,335 and $1,694 respectively, to a company controlled by Mr. Penner for improvements to the Company's plant. The Company believes that such amounts are not in excess of their fair market value. Additionally, rent in the amounts of $7,150 and $3,110 was paid to Mr. Penner in 1997 and 1996, respectively for office and warehouse space in connection with the lease described in Note 4.

Dr. Bickert (and Mr. Penner in 1996) had loans to the Company for cash advances and unpaid salary and technology lease payments totaling $157,625 and $244,636 at October 31, 1997 and 1996 respectively. These are demand notes and interest is being accrued at 8.75% per year. Subsequent to October 31, 1996 these individuals agreed to waive payment of the total amounts due for 1996 in exchange for the exercise of common stock options previously granted to them at an exercise price of $.225 per share.

On November 17, 1993 the Company purchased its warehousing and office facilities in Kelowna, British Columbia. The facilities consist of a wood framed warehouse unit with front office space and rear warehouse space for manufacturing, packaging and distribution.

The purchase price of this facility was $118,000 (Canadian), ($92,286 US). During 1997, the Company sold its interest the building used for its office and warehouse activities to its president. The Company recorded a gain from the transaction of $5,604. Corresponding reductions of mortgage indebtedness of $60,960 and amounts due its president of $33,205 were recorded in connection with the transaction. The Company leases the facility from its president at $1,217 per month.


Note 6.   Stockholders' Equity

During the periods covered by these financial statements the Company issued shares of common stock without registration under the Securities Act of 1933. Although the Company believes that the sales did not involve a public offering of its securities and that the Company did comply with the "safe harbor" exemptions from registration under section 4(2), it could be liable for rescission of the sales if such exemptions were found not to apply.

During the year ended October 31, 1996, the Company issued 419,280 shares of its common stock, registered under Form S-8, to entities providing consulting services to the Company. The stock was valued at the market value on the date such shares were authorized to be issued by the Board of Directors. A portion of these shares were issued pursuant to a service contract which provides for services to be rendered to the Company in the future. The value ascribed to these services ($293,000) had been recorded as an unpaid subscription of common stock. The unpaid subscription was amortized to expense during 1997 ($219,724) and has a remaining unamortized balance of $73,276 at October 31, 1997.


Also, the Company issued 33,435 shares of restricted common stock for services rendered to the Company. These shares were valued at 50% of the market price on the date such shares were authorized to be issued by the Board of Directors.

Additionally during 1996, the Company issued 117,900 shares of restricted common stock for the exercise of warrants and options related thereto for cash aggregating $102,851.

During the year ended October 31, 1997, the Company issued 1,823 shares of its common stock pursuant to the exercise of warrants for cash aggregating $1,823. Also, options to purchase 384,140 shares of the Company's common stock previously issued to an officer were exercised for cash consideration to the Company aggregating $62,864.

In addition, the Company issued 198,298 shares of its common stock as compensation to consultants and employees, pursuant to a registration statement on Form S-8, filed in January 1996. The shares were valued at the market price of the common stock on the date the issuance of shares was authorized. The aggregate value of the shares issued in these transactions was $160,426. Additionally, the Company issued restricted common stock as compensation to consultants and others for services performed for the Company aggregating 274,095 shares valued at $104,542, based on the market value of the stock on the grant date discounted by 50% due to their restricted nature.

During the year ended October 31, 1997, two of the Company's officers agreed to forego cash payments for salary and technology lease payments accrued during the quarter in exchange for common stock of the Company. The restricted shares to be issued to the officers in lieu of cash payments of $101,250 were valued at $.22 per share, an amount equal to one-half of the bid price for the Company's common stock on the date the transaction was approved by the Company's board of directors. Additionally one of the officers received 110,720 shares of restricted common stock for services rendered during the second quarter of the current fiscal year and for payment of other amounts due him. The aggregate value of the stock issued was $23,930.

During August 1997, the Company commenced a private offering of its common stock, restricted for a period of eighteen months, to a limited group of Canadian investors. The Company received net proceeds of $438,211 for the sale of 830,000 shares of common stock. The shares were sold in a unit offering which provides for a total of 2,500,000 units to be sold at a price of $.56 per unit. Each unit consists of one share of common and a warrant to purchase an additional share of stock. The warrants are exercisable at $.875 each and expire if not exercised within a two year period of their issue date.

At October 31, 1997 the Company had received subscription agreements for the sale of $85,898 of the common stock the payment for which was received subsequent to that date. This amount is included in accounts receivable other at October 31, 1997 and the corresponding shares are included in stockholders' equity. Subsequent to October 31, 1997, the Company sold an additional 77,500 shares of common stock for net proceeds of $58,000.

No dividends have been declared since the inception of the Company nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

As of October 31, 1997, the Company had outstanding options to purchase and aggregate of 1,189,570 shares of its common stock by officers and directors at an exercise price of $.165. The options were granted during the years ended October 31, 1995 and 1996. Additionally, the Company had outstanding warrants to purchase common stock at an exercise price of $.875 per share issued in connection with the above described private placement.

During the year ended October 31, 1997 the Company established a non-statutory stock option plan to benefit employees, officers, directors, consultants and others providing services to the Company. The Company has reserved 500,000 shares of common stock for issuance in connection with option grants made pursuant to the plan. The purchase price for shares granted under the plan shall not be less than 85% of the fair market value of the stock on the grant date. No shares have been granted under the plan as of the date of these financial statements.

The weighted average fair value at the date of grant for warrants granted during 1997 was $ .03 per option. The fair value of the options at the date of grant was estimated using the Black-
Scholes model with assumptions as follows:

Month of grant             October
  Market value              $ .66
  Expected life in years        2
  Interest rate             5.96%
  Volatility                 .193
  Dividend yield            0.00%

Stock based compensation costs would have reduced pretax income by $26,900 in 1997 ($.01 per share) if the fair value of the warrants granted during 1997 had been recognized as compensation expense.


Note 7
Major Customer

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

Date:    FEBRUARY 203 1998        Globus Cellular and User Protection, Ltd.

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


/s/ Dr. Paul Bickert                                                 2/23/98
------------------------------                                        Date:
Dr.  Paul  Bickert
President  and  Director
(Principal  Executive,  Financial  and  Accounting)



/s/ Jerome W. Cwiertnia                                             2/23/98
------------------------------                                        Date:
Jerome W. Cwiertnia
Secretary/Treasurer  and  Director



/s/ Ronald L. Armstrong                                              2/23/98
------------------------------                                        Date:
Ronald  L.  Armstrong
Director