Form 10QSB
period 1998-01-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1998-03-17
CIK 939402

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

                                    PART I

Item  1.  Financial  Statements:

Globus Cellular Ltd.
Balance Sheet
January 31, 1998

                                    ASSETS
Current assets:
  Cash                                                               $  301,596
  Accounts receivable, trade                                              4,662
  Accounts receivable, other                                              8,708
  Inventories                                                            60,509
  Prepaid expenses                                                       29,107
  Prepaid expenses - related party                                           -
                                                                    -----------
      Total current assets                                              404,581

Property and equipment, at cost, less
  accumulated depreciation of $34,893                                    57,748

Other assets                                                             22,860
                                                                    -----------
                                                              $         485,190
                                                                    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $           31,013
  Loans from stockholders                                                151,844
                                                                     -----------
      Total current liabilities                                          182,857


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                                -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  6,960,813 shares issued and
  outstanding                                                             7,156
 Additional paid-in capital                                           3,354,410
 Stock subscriptions                                                    (36,345)
 Foreign exchange adjustment                                            (21,467)
 (Deficit)                                                           (3,001,421)
                                                                    -----------
                                                                        302,333
                                                                    -----------
                                                              $         485,190
                                                                    ===========


                      See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Operations
Three Months Ended January 31, 1998 and 1997

                                                                 Three Months         Three Months
                                                                    Ended                Ended
                                                                 January 31,            January 31,
                                                                    1998                  1997
                                                                   --------            --------
Revenue:
 Sales                                                          $    19,268          $   30,476
 Other income                                                         1,378               2,508
                                                                    -----------         -----------
                                                                     20,646              32,984

Other costs and expenses:
 Cost of sales                                                        15,578              18,216
 General and administrative                                          229,930             242,065
 Research and development                                             11,041              11,541
                                                                    -----------         -----------
                                                                     256,548             271,822
                                                                    -----------         -----------
Income (loss) from operations                                       (235,903)           (238,838)

Other income and (expense):
 Interest expense                                                     (2,799)             (1,301)
                                                                    -----------         -----------
                                                                      (2,799)             (1,301)
                                                                    -----------         -----------
Income (loss) before income taxes                                    (238,702)           (240,139)
Provision for income taxes                                                 -                    -
                                                                    -----------         -----------
  Net income (loss)                                             $     (238,702)      $   (240,139)
                                                                    ===========         ===========

Basic (loss) per share:
 Net income (loss)                                              $        (0.03)      $       (0.06)
                                                                    ===========         ===========

 Weighted average shares outstanding                                  7,112,634           3,952,388
                                                                    ===========         ===========







                       See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Cash Flows
Three Months Ended January 31, 1998 and 1997

                                                                Three Months         Three Months
                                                                   Ended               Ended
                                                                January 31,           January 31,
                                                                   1998                   1997
                                                                   --------            --------
 Net cash provided by (used in)
  Operating activities                                            (69,954)             (53,869)
                                                                  ---------            ---------

Cash flows from investing activities:
  Purchase of equipment                                           (32,889)             ( 1,742)
  Trademark costs                                                   1,888                    -
                                                                   ________            _________
 Net cash provided by (used in)
  investing activities                                            (31,002)             ( 1,742)

  Cash flows from financing activities:
   Common stock sold for cash                                      59,199               27,823
   Increase in officer loans                                            -               32,655
   Repayment of officer loans                                      (5,780)                   -
                                                                  _________           __________

 Net cash provided by (used in)
   financing activities                                           (53,419)              60,478
                                                                   ___________         __________
 Increase (decrease) in cash                                      (47,537)               4,867
  Cash and cash equivalents,
  beginning of period                                             349,133               40,009
                                                                ---------              -------
 Cash and cash equivalents,
  end of period                                                  $ 301,596             $ 44,876
                                                                  ========              =======

 Supplemental cash flow information:
  Cash paid for interest                                         $   2,799             $  1,301
  Cash paid for income taxes                                     $       -             $      -

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended October 31, 1997.

Stockholders equity

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended January 31, 1998 the Company issued
53,271 shares of its common stock pursuant to a registration statement on Form S-8. The shares issued were valued at $49,375 based on quoted market prices at the date the shares were authorized for issuance. Additionally during the quarter, the Company issued 19,500 shares of its restricted common stock for services provided tot he Company valued at $13,467, completed the private sale of 72,500 shares of restricted common stock for net cash proceeds of $50,949, and issued 50,000 shares of restricted common stock pursuant to the exercise of stock options for which the Company received $8,250 in cash

During the quarter ended January 31, 1998, the Company continued to amortize unpaid stock subscriptions for shares issued in prior periods for future services. An aggregate of $36,345 of consulting services and directors compensation is included in general and administrative expense for the quarter.

GLOBUS  CELLULAR  &  USER  PROTECTION  LTD.

Item  2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Capital  Resources  and  Liquidity.

The Company has emerged (October 18, 1994) from a Chapter 11 bankruptcy proceeding which it filed in March, 1993. Since the date of filing of the bankruptcy proceeding, the Company had been inactive and had been engaged in no
business.   The acquisition of the assets of Globus Cellular & User Protection
Ltd., a Canadian corporation, put the Company into the position of starting a new business.

Globus Cellular & User Protection Ltd. Canada), a British Columbia corporation, was incorporated on July 28, 1993. Thereafter, the corporation acquired the patent rights to the cellular phone product (the "C.U.P"), which it subsequently sold to Company pursuant to the Plan of Reorganization, filed and approved by the U.S. Bankruptcy Court.

During the three months ended January 31, 1998, the Company purchased
equipment valued at $32,889 and paid trademark costs of $1,888.   As a
result, net cash used in investing activities was $31,002 for the three months ending January 31, 1998.

The  Company acquired plant and equipment valued at $3,595 for the year ended
October 31, 1997.     The Company expended $1,804 on trademark costs.   This
resulted in net cash used in investing activities of $16,893.

During the three months ended January 31, 1998, the Company sold common stock
for cash of $59,199 and repaid $5,780 of officer loans.   As a result, the
Company has net cash used in financing activities of $53,419.

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

During August 1997, the Company commenced a private offering of its common stock, restricted for a period of eighteen months, to a limited group of Canadian investors. The Company received net proceeds of $438,211 for the sale of 830,000 shares of common stock. The shares were sold in a unit offering which provided for a total of 2,500,000 units to be sold at a price of $.56 per unit. Each unit consists of one share of common and a warrant to purchase an additional share of stock. The warrants are exercisable at $.875 each and expire if not exercised within a two year period of their issue date.

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

Results  of  Operations.    For the three months ended January 31, 1998.
Total sales decreased from $281,059 for the year ended October 31, 1996 to $90,630 for the year ended October 31, 1997 due to the one time sale of C.U.P. product in 1996 and distributorship sales in 1996 that did not occur in 1997. However, cost of sales decreased from $233,202 to $67,571 for
those same periods respectively.   Selling, general and administrative
expenses decreased slightly to $856,545 for the year ended October 31, 1997 compared to $898,939 for the same period in 1996 due to accounting fees of $22,610, advertising of $9,125, consulting of $403,177, legal of $26,031, management contract payments of $92,858, technology lease expense of $120,000, travel of $25,386 and miscellaneous office expenses of $157,341. Research and development expenses increased from $13,220 for the year ended October 31, 1996 to $78,789 for the same period in 1997 due to the stage of development of the antenna product.

For the year ended October 31, 1997.   Total sales decreased from $30,476 for
the three months ended January 31, 1997 to $19,268 for the three months ended January 31, 1998. However, cost of sales decreased from $2,508 to $1,378 for
those same periods respectively.   Selling, general and administrative
expenses decreased slightly to $229,930 for the three months ended January 31, 1998 compared to $242,065 for the same period in 1997 due to accounting fees of $9,040, advertising of $6,760, consulting of $122,008, legal of $9,285, management contract payments of $27,500, technology lease expense of $30,000,
travel of $6,605 and miscellaneous expenses of $18,632.    Research and
development expenses stayed approximately the same at $11,541 for the three months ended January 31, 1997 and $11,041 for the same period in 1997.

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




Date:  March  16,  1998                       /s/  Dr. Paul F. Bickert

                                             ---------------------------
                                             Dr. Paul F.  Bickert,  President