Form 10QSB/A
period 1998-01-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1998-03-19
CIK 939402

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

              7,156,084 Shares of Common Stock ($.001 par value)
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

                                    PART I

Item  1.  Financial  Statements:

Globus Cellular Ltd.
Balance Sheet
January 31, 1998

                                    ASSETS
Current assets:
  Cash                                                               $  301,596
  Accounts receivable, trade                                              4,662
  Accounts receivable, other                                              8,708
  Inventories                                                            60,509
  Prepaid expenses                                                       29,107
  Prepaid expenses - related party                                           -
                                                                    -----------
      Total current assets                                              404,581

Property and equipment, at cost, less
  accumulated depreciation of $34,893                                    57,748

Other assets                                                             22,860
                                                                    -----------
                                                              $         485,190
                                                                    ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                            $           31,013
  Loans from stockholders                                                151,844
                                                                     -----------
      Total current liabilities                                          182,857


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                                -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
 7,156,084 shares issued and
  outstanding                                                             7,156
 Additional paid-in capital                                           3,354,410
 Stock subscriptions                                                    (36,345)
 Foreign exchange adjustment                                            (21,467)
 (Deficit)                                                           (3,001,421)
                                                                    -----------
                                                                        302,333
                                                                    -----------
                                                              $         485,190
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

Globus Cellular Ltd.
Statements of Cash Flows
Three Months Ended January 31, 1998 and 1997

                                                                Three Months         Three Months
                                                                   Ended               Ended
                                                                January 31,           January 31,
                                                                   1998                   1997
                                                                   --------            --------
 Net cash provided by (used in)
  Operating activities                                            (68,067)             (53,869)
                                                                  ---------            ---------

Cash flows from investing activities:
  Purchase of equipment                                           (32,889)             ( 1,742)
  Trademark costs                                                      -                    -
                                                                   ________            _________
 Net cash provided by (used in)
  investing activities                                            (32,889)             ( 1,742)

  Cash flows from financing activities:
   Common stock sold for cash                                      59,199               27,823
   Increase in officer loans                                            -               32,655
   Repayment of officer loans                                      (5,780)                   -
                                                                  _________           __________

 Net cash provided by (used in)
   financing activities                                            53,419              60,478
                                                                   ___________         __________
 Increase (decrease) in cash                                      (47,537)               4,867
  Cash and cash equivalents,
  beginning of period                                             349,133               40,009
                                                                ---------              -------
 Cash and cash equivalents,
  end of period                                                  $ 301,596             $ 44,876
                                                                  ========              =======

 Supplemental cash flow information:
  Cash paid for interest                                         $   2,799             $  1,301
  Cash paid for income taxes                                     $       -             $      -

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

During the period ended January 31, 1998 the Company issued
53,271 shares of its common stock pursuant to a registration statement on Form S-8. The shares issued were valued at $49,375 based on quoted market prices at the date the shares were authorized for issuance. Additionally during the quarter, the Company issued 19,500 shares of its restricted common stock for services provided to the Company valued at $13,467, completed the private sale of 72,500 shares of restricted common stock for net cash proceeds of $50,949, and issued 50,000 shares of restricted common stock pursuant to the exercise of stock options for which the Company received $8,250 in cash

During the quarter ended January 31, 1998, the Company continued to amortize unpaid stock subscriptions for shares issued in prior periods for future services. An aggregate of $36,345 of consulting services and directors compensation is included in general and administrative expense for the quarter.

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

During the three months ended January 31, 1998, the Company purchased
equipment valued at $32,889.     As a result, net cash used in investing
activities was $31,002 for the three months ending January 31, 1998.

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

Results  of  Operations.   Total sales decreased from $30,476 for
the three months ended January 31, 1997 to $19,268 for the three months ended January 31, 1998. However, cost of sales decreased from $2,508 to $1,378 for
those same periods respectively.   Selling, general and administrative
expenses decreased slightly to $229,930 for the three months ended January 31, 1998 compared to $242,065 for the same period in 1997 due to a decrease in accounting fees of $3,063, advertising of $6,748, consulting of $27,156 and management contract payments of $5,000 offset by an increase in
pormotional expenses of $20,212.    Research and development expenses stayed
approximately the same at $11,541 for the three months ended January 31, 1997 and $11,041 for the same period in 1997.

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