Form 10QSB
period 1998-04-30
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1998-06-19
CIK 939402

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 30, 1998

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
For the transition period 			 to

Commission file number     -    0-25614

                GLOBUS CELLULAR, LTD.
                (formerly Globus Cellular & User Protection, Ltd.) (Exact name of Small Business Issuer in its charter)

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

                7,260,998 Shares of Common Stock ($.001 par value)
                           (Title of Class)

Transitional Small Business Disclosure Format (check one):
Yes             No     x
      ---------       --------

                        GLOBUS CELLULAR, LTD.



PART I:	Financial Information

	ITEM 1 - Financial statements

	ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART II:	Other Information

	ITEM 6 - Exhibits and Reports on Form 8-K

                                            PART I

Item 1. Financial Statements:

                     Globus Cellular and User Protection Ltd.
                                 Balance Sheet
                                April 30, 1998

                     ASSETS

Current assets:
  Cash                                            $   146,191
  Accounts receivable, trade                            1,142
  Accounts receivable, other                           11,430
  Inventories                                          60,534
  Prepaid expenses                                     29,868
  Prepaid expenses - related party                          -
                                                  -----------
      Total current assets                            249,166

Property and equipment, at cost, less
  accumulated depreciation of $34,893                  57,121

Other assets                                           21,482
                                                  -----------
                                                  $   327,769
                                                  ===========

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                $    16,123
  Loans from stockholders                             108,148
                                                  -----------
      Total current liabilities                       124,272


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                             -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
7,260,998 shares issued and
  outstanding                                           7,261
 Additional paid-in capital                         3,404,881
 Stock subscriptions                                        -
 Foreign exchange adjustment                          (24,039)
 (Deficit)                                         (3,184,604)
                                                  -----------
                                                      203,497
                                                  -----------
                                                  $   327,769
                                                  ===========




See accompanying notes to financial statements.

                            Globus Cellular, Ltd.
                          Statements of Operations
             Three Months and Six Months Ended April 30, 1998 and 1997

                                      Three Months   Three Months     Six Months     Six Months
                                         Ended          Ended          Ended          Ended
                                       April 30,      April 30,      April 30,      April 30,
                                         1998           1997           1998           1997
                                       --------       --------       --------       --------
Sales                                  $ 15,160      $ 29,378       $ 34,428       $ 59,854
Cost of sales                             9,461        22,948         41,164         19,243
                                      ---------      --------       --------       --------
Gross profit (loss)                      24,621        48,621         45,267         79,097

Other costs and expenses:
 Cost of Sales                            5,787        22,948         21,365         41,164
 General and administrative             180,464       202,820        410,393        444,885
 Research and development                16,002         7,645         27,043         19,186
                                      ---------      --------       --------       --------
                                        202,253       210,465        458,801        464,071
                                      ---------      --------       --------       --------
Income (loss) from operations          (177,632)     (204,035)      (413,535)      (445,381)

Other income and (expense):
Interest expense                         (5,551)         (948)        (8,350)        (2,249)
                                       --------      --------       --------       --------
                                         (5,551)         (948)        (8,350)        (2,249)
                                       --------     ---------       --------       --------
Income (loss) before income taxes      (183,183)     (185,740)      (421,885)      (428,387)
Provision for income tax
                                       ---------    ---------       --------       --------
  Net income (loss)                  $ (183,183)   $ (185,740)   $ (421,885)     $ (428,387)
                                     ===========   ==========    ===========
==========

Earnings (loss) per share:
 Net income (loss)                   $    (0.03)  $     (0.05)    $   (0.06)    $    (0.11)
                                     ===========  ===========    ===========
===========

 Weighted average shares outstanding  7,235,985     4,046,954      7,174,309     3,999,671
                                    ===========   ===========    ===========
===========





See accompanying notes to financial statements.

                                  Globus Cellular, Ltd.
                                Statements of Cash Flows
                       Six Months Ended April 30, 1998 and 1997

                                                   Six Months     Six Months
                                                      Ended          Ended
                                                    April 30,      April 30,
                                                      1998           1997
                                                    --------       --------

Net cash provided by (used in)
 operating activities                            $  (174,203)   $   (77,166)


Cash flows from investing activities:
  Purchase of equipment                              (38,462)       (16,906)
                                                  -----------    -----------
  Net cash provided by (used in)
   financing activities                              (38,462)       (16,906)

Cash flows from financing activities:
  Common stock sold for cash                          59,199         27,823
  Increase (repayment) of officer loans                    -         58,559
Repayment of officer loans                           (49,476)             -
                                                  -----------    -----------
  Net cash provided by (used in)
   financing activities                                9,723         86,382
                                                  -----------    -----------
Increase (decrease) in cash                         (202,942)        (7,690)
Cash and cash equivalents,
 beginning of period                                 349,133         40,009
                                                  -----------    -----------
Cash and cash equivalents,
 end of period                                   $   146,191     $   32,319
                                                  ===========    ===========





See accompanying notes to financial statements.

                    Globus Cellular, Ltd.
                Notes to Financial Statements


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

During the period ended April 30, 1998, the Company issued 118,185 shares of
its common stock pursuant to a registration statement of Form S-8.    The
shares issued were valued at $85,193 based on quoted market prices at the
date the shares were authorized for issuance.   Additionally during the
period, the Company issued 59,500 shares of its restricted common stock for services provided to the Company valued at $27,784, completed the private sale of 72,500 shares of restricted common stock for net cash proceeds of $50,949, and issued 50,000 shares of restricted common stock pursuant to the exercise of stock options for which the Company received $8,250 in cash.

During the period ended April 30, 1998, the Company continued to amortize unpaid stock subscriptions for shares issued in prior periods for future
services.   An aggregate of $72,690 of consulting services and directors compensation is included in general and administrative expense for the quarter.

                    GLOBUS CELLULAR, LTD.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Capital Resources and Liquidity.

During the period ended April 30, 1998, the Company issued 118,185 shares of
its common stock pursuant to a registration statement of Form S-8.    The
shares issued were valued at $85,193 based on quoted market prices at the
date the shares were authorized for issuance.   Additionally during the
period, the Company issued 59,500 shares of its restricted common stock for services provided to the Company valued at $27,784, completed the private sale of 72,500 shares of restricted common stock for net cash proceeds of $50,949, and issued 50,000 shares of restricted common stock pursuant to the exercise of stock options for which the Company received $8,250 in cash.
For the six months ended April 30, 1998, the Company repaid $49,476 in officer loans. As a result, net cash provided by financing activities for the six months ended April 30, 1998 was $9,723

During the period ended April 30, 1998, the Company continued to amortize unpaid stock subscriptions for shares issued in prior periods for future
services.   An aggregate of $72,690 of consulting services and directors compensation is included in general and administrative expense for the quarter.

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

For the six months ended April 30, 1998, the Company purchased equipment valued at $38,462 resulting in net cash used in investing activities of $38,462.

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

Results of Operations.

The Company experienced a net loss from operating activities of $413,535 for
the six months ended April 30, 1998.   Total Sales were $34,428 for the six
months ended April 30, 1998 and decreased from $79,097 for the six months
ended April 30, 1997.   Cost of Sales, however, were $21,365 and $41,164 for
the same periods, respectively.   No CUP products were sold during the
periods presented.    Substantial selling, general and administrative
expenses of $410,393 were incurred for the six months ended April 30, 1998 due to the Company's increased operations compared to $444,885 for the same
period in 1996.   Selling, general and administrative expenses consisted
primarily of accounting of $14,504, consulting expense of $168,375, Freight of $2,428, legal fees of $25,447, office expense of $8,023, promotion expense of $27,749, rent expense of $5,410, technology lease expense of $60,000, telephone expense of $3,812, travel of $14,990, wages of $51,419, professional fees of $1,844 and other expenses of $26,392. The Company expended $27,043 and $19,186 on research and development expenses for the six months ended April 30, 1998 and April 30, 1997, respectively.

The Company experienced a net loss from operating activities of $445,381 for
the six months ended April 30, 1997.   Total Sales were $59,854 for the six
months ended April 30, 1997 and did not vary significantly from the 1996
amount.   Cost of Sales, however, were $41,164 and $31,663 for the same periods, respectively. No CUP products were sold during the periods
presented.    Substantial selling, general and administrative expenses of
$444,885 were incurred for the six months ended April 30, 1997 due to the Company's increased operations. Selling, general and administrative expenses consisted primarily of accounting of $6,033, consulting expense of $214,131, freight of $5,534, legal fees of $21,062, office expense of $4,845, promotion expense of $7,051, rent expense of $3,201, technology lease expense of $61,958, telephone expense of $5,407, travel of $10,322, wages of $32,529 and other expenses of $72,812. The Company expended $19,186 and $4,590 on research and development expenses for the six months ended April 30, 1997 and April 30, 1996, respectively.

                 GLOBUS CELLULAR, LTD.

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




Date:	June 16, 1998		 	/s/  Dr. Paul F. Bickert
                                             -------------------------------

					Dr. Paul F. Bickert, President