Form 10QSB
period 1998-07-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1998-09-25
CIK 939402

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended July 31, 1998

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

                7,289,866 Shares of Common Stock ($.001 par value)
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

                                            PART I

Item 1. Financial Statements:

Globus Cellular Ltd.
Balance Sheet
July 31, 1998

                       ASSETS
Current assets:
  Cash                                               $    112,366
  Accounts receivable, trade                                3,652
  Accounts receivable, other                                6,811
  Inventories                                              60,355
  Prepaid expenses                                         31,426
  Prepaid expenses - related party                           -
                                                      -----------
      Total current assets                                214,611

Property and equipment, at cost, less
  accumulated depreciation of $50,093                      52,121

Other assets                                               20,104
                                                      -----------
                                                      $   286,836
                                                      ===========


        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $    10,267
  Loans from stockholders                                 155,103
                                                      -----------
      Total current liabilities                           165,370


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                 -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  7,289,866 shares issued and
  outstanding                                               7,290
 Additional paid-in capital                             3,419,382
 Stock subscriptions                                       42,534
 Foreign exchange adjustment                              (30,099)
 (Deficit)                                             (3,317,641)
                                                      -----------
                                                          121,466
                                                      -----------
                                                      $   286,836
                                                      ===========


See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Operations
Three Months and Nine Months Ended July 31, 1998 and 1997

                                  Three Months         Three Months        Nine Months          Nine Months
                                     Ended               Ended               Ended               Ended
                                    July 31,            July 31,            July 31,            July 31,
                                      1998                1997                1998                1997
                                    --------            --------            --------            --------
Revenue:
 Sales                            $    15,874          $   14,323         $    50,302  $           74,177
 Other income                           1,309               9,360              12,148              28,603
                                  -----------         -----------         -----------         -----------
                                       17,182              23,683              62,449            102,780

Other costs and expenses:
 Cost of sales                          3,047               5,392             24,412              46,556
 General and administrative           126,950             218,476            537,343             663,361
 Research and development              19,895               8,984             46,938              28,170
                                  -----------         -----------         -----------         -----------
                                      149,892             232,852            608,693             738,087
                                  -----------         -----------         -----------         -----------
Income (loss) from operations        (132,710)           (209,169)          (546,244)           (635,307)

Other income and (expense):
 Interest expense                        (327)               (190)            (8,677)             (2,439)
                                  -----------         -----------         -----------         -----------
                                         (327)               (190)            (8,677)             (2,439)
                                  -----------         -----------         -----------         -----------
Income (loss) before income taxes    (133,037)           (209,359)          (554,921)           (637,746)
Provision for income taxes
-
                                  -----------         -----------         -----------         -----------
  Net income (loss)               $  (133,037)        $  (209,359)        $ (554,921)         $ (637,746)
                                  ===========         ===========         ===========         ===========

Basic (loss) per share:
 Net income (loss)                $    (0.02)              (0.05)         $    (0.08)              (0.16)
                                  ===========         ===========         ===========         ===========

 Weighted average shares
  outstanding                       7,289,866           4,223,830           7,212,828           4,074,391
                                  ===========         ===========         ===========         ===========




See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Cash Flows
Nine Months Ended July 31, 1998

                                              Nine Months         Nine Months
                                                 Ended               Ended
                                                July 31,            July 31,
                                                  1998                1997
                                                --------            --------
  Net cash provided by (used in)
   operating activities                       $ (245,017)        $  (98,267)
                                              ----------         ----------

Cash flows from investing activities:
  Purchase of equipment                          (38,462)           (18,465)
                                               ----------         ---------
  Net cash provided by (used in)
   investing activities                          (38,462)           (18,465)

Cash flows from financing activities:
  Common stock sold for cash                      59,199             48,073
  Increase on common stock subscribed             42,534                  -
  Increase in officer loans                                          47,309
  Repayment of officer loans                     (55,021)                 -
                                               ---------          ---------
  Net cash provided by (used in)
   financing activities                           46,712             95,382
                                               ---------          ---------
Increase (decrease) in cash                     (236,767)           (21,350)
Cash and cash equivalents,
 beginning of period                             349,133             40,009
                                                --------          ---------
Cash and cash equivalents,
 end of period                                 $ 112,366          $  18,659
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

Stockholders' equity

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended April 30, 1998 the Company issued 137,053 shares of its common stock pursuant to a registration statement on Form S-8. The shares issued were valued at $95,193 based on quoted market prices at the date the shares were authorized for issuance. Additionally during the period, the Company issued 69,500 shares of its restricted common stock for services provided to the Company valued at $32,315, completed the private sale of 72,500 shares of restricted common stock for net cash proceeds of $50,949, and issued 50,000 shares of restricted common stock pursuant to the exercise of stock options for which the Company received $8,250 in cash Additionally, during the quarter ended July 31, 1998, the Company received $42,534 in cash for subscriptions to 140,039 shares of common stock which will be issued in the fourth quarter.

During the nine months ended July 31, 1998, the Company continued to amortize unpaid stock subscriptions for shares issued in prior periods for future services. An aggregate of $72,690 of consulting services and directors compensation is included in general and administrative expense for period ended July 31, 1998.

                    GLOBUS CELLULAR, LTD.

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations:

Capital Resources and Liquidity.

During the period ended July 31, 1998, the Company issued 137,053 shares of
its common stock pursuant to a registration statement of Form S-8.    The
shares issued were valued at $95,193 based on quoted market prices at the
date the shares were authorized for issuance.   Additionally during the
period, the Company issued 69,500 shares of its restricted common stock for services provided to the Company valued at $32,315, completed the private sale of 72,500 shares of restricted common stock for net cash proceeds of $50,949, and issued 50,000 shares of restricted common stock pursuant to the exercise of stock options for which the Company received $8,250 in cash. Additionally, during the quarter ended July 31, 1998, the Company received $42,534 in cash for subscriptions to 140,039 shares of common stock which will be issued in the fourth quarter.

For the nine months ended July 31, 1998, the Company repaid $55,021 in officer loans. Officer loans increased by $47,309 for the nine months ended
July 31, 1998.   As a result, net cash provided by financing activities for the nine months ended July 31, 1998 was $95,382.

During the period ended July 31, 1998, the Company continued to amortize unpaid stock subscriptions for shares issued in prior periods for future services. An aggregate of $72,690 of consulting services and directors compensation is included in general and administrative expense for the period.

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

The Company acquired plant and equipment valued at $38,462 for the nine
months ended July 31, 1998.   This resulted in net cash used in investing
activities of $38,462.   The Company does not anticipate purchasing any
additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any material product research and development during the next twelve (12) months.

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

Results of Operations.

The Company experienced a net loss from operating activities of $637,746 for
the nine months ended July 31, 1998.   Total Sales were $50,302 for the nine
months ended July 31, 1998 and decreased from $74,177 for the nine months
ended July 31, 1997.   Cost of Sales, however, were $24,412 and $46,566 for
the same periods, respectively.   No CUP products were sold during the
periods presented.    Substantial selling, general and administrative
expenses of $537,343 were incurred for the nine months ended July 31, 1998 due to the Company's increased operations compared to $663,671 for the same
period in 1997.   Selling, general and administrative expenses consisted
primarily of accounting of $16,733, consulting expense of $194,111, Freight of $4,170, legal fees of $26,892, office expense of $10,736, promotion expense of $28,161, rent expense of $8,096, technology lease expense of $90,000, telephone expense of $5,643, travel of $11,898, wages of $54,709, management contract payments of $67,500 and other expenses of $18,694. The Company expended $46,938 and $28,170 on research and development expenses for the nine months ended July 31, 1998 and 1997, respectively.

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




Date:	September 21, 1998          	/s/  Dr. Paul F. Bickert
                                             -------------------------------

					Dr. Paul F. Bickert, President