Form 10KSB
period 1998-10-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1999-03-22
CIK 939402

FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549
     [X]       15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES  EXCHANGE  ACT  OF  1934
                 For  the  fiscal  year  ended:  10/31/98
                                      OR
     [ ]       15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(D)  OF  THE  SECURITIES  EXCHANGE ACT OF 1934
     For the transition period from _____________  to  _______________
                Commission  file  number:    0-25614

                   GLOBUS CELLULAR, LTD.
                   (FORMERLY GLOBUS CELLULAR & USE PROTECTION, LTD.
                       And LERIDGES INTERNATIONAL, INC.)
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

The Company's revenues for its most recent fiscal year were $0.00. As of October 31, 1998, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $1,465,569.

The number of shares outstanding of Company's only class of common stock, as of October 31,1998 was 6,744,711 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes  __x__    No _____
No documents are incorporated into the text by reference.

Transitional  Small  Business  Disclosure  Format  (check  one)
 Yes                No     x
     --------          --------

                                    PART I
ITEM 1.    BUSINESS - General

Globus Cellular, Ltd. ("Company"), formerly Globus Cellular & User Protection, Ltd. and Leridges International, Inc., was incorporated on June 10, 1987, under the laws of the State of Nevada under the name Daytona-Pacific Corporation. On July 31, 1989, Company changed its name to Leridges
International, Inc.   On March 4, 1993, Company filed a Chapter 11 petition
for protection under the U.S. Bankruptcy laws and subsequently filed a Plan of Reorganization, which was approved by the U.S. Bankruptcy Court on October 18, 1994. The Plan provided for Company to acquire all of the assets of Globus Cellular & User Protection Ltd. (Canada), a corporation formed in the Province of British Columbia, Canada on July 28, 1993, in consideration of Company's issuance of 2,880,000 Units of its Common Stock. Also approved in the Plan was a change of Company's name to Globus Cellular & User Protection Ltd. In August, 1997, the Company changed its name to Globus Cellular, Ltd.

Employees

The Company has five full-time employees.

Competition

The Company is not aware of any direct competition to its cellular Mega
RangeTM Reduced radiation antenna technology with its patents pending.   The
Mega RangeTM antenna is a refractive radiation reducing plastics product. The Company also has a x-ray products division selling to private clinics.
There are competitors to this product.    Any competition with
similarproducts, if any, would be on the basis of price and quality of the products.

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

The Company's testing capability for its antenna technology has been developed with the assistance of Canada's National Research Counsel, providing grant monies as well as assisting the Company in its relationship with the Department of Physics of Okanagan University in British Columbia. The Okanagan University Department of Physics published a paper in 1996 citing Mega RangeTM antenna as substantially reducing human tissue absorption of radiation while increasing the performance of the cellular phone compared to a leading manufacturer's cellular phone product.

Patents

Dr. Paul F. Bickert, an officer, director and principal shareholder of Company, is the owner of three patents currently pending on the product in
both the U.S. and Canada.   On January 1, 1994, a Company entered into a
License of Technology Agreement ("License Agreement") with Dr Bickert granting the Company the exclusive worldwide rights to use the technology and proprietary knowledge to develop, produce, manufacture, use, sell or otherwise commercially exploit th technology and patents using the technology. The Agreement is in effect for a period of eight (8) years with an option to renew for an additional five (5) years.
All patents pending are attached to Dr. Bickert's parent application filed in
1994.   Under the terms of the License Agreement, Dr. Bickert will receive the sum of One Hundred and Twenty Thousand Dollars U.S. ($120,000.00) per year, due and payable on the first day of each year throughout the term of the License Agreement. In the last year, 2002, Dr. Bickert shall receive $40,000.

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

Marketing/Advertising

There are over Fifty Million (50,000,000) cellular phone subscribers in the United States with a penetration rate of only approximately 6% and over Three Million subscribers (3,000,000) in Canada with a penetration rate of only
approximately 4.78%.    Cellular Business News, Oct. 1998.

Manufacturing

The Company is currently not manufacturing its Mega RangeTM antenna product while it is seeking international patent protection. The Company intends to commence manufacturing in May 1999.

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

Research and Development

Since inception, the Company has expended approximately $265,905 (U.S.) in research and development of its product.

The Company's antenna technology, with worldwide patents pending is currently the focus of much of the Company's research and development attention.

Liability Insurance; Indemnification

The Company has a general liability, fire and medical insurance policy of insurance to protect against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. It presently pays $2,430.00 (Cdn.) annually for $2,000,000 coverage. There is no assurance, however, that such insurance coverage would be adequate to satisfy any potential claims made against Company, its officers and directors, or its business operations or products. Any such liability that might arise could be substantial and may exceed the assets of Company. The Articles of Incorporation and By-Laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. However, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

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

Company and monthly rental payments are considered to be at competitive market rates. As of January 1, 1999, this lease was canceled. The Company moved into a new 7,000 square foot facility at 1955 Moss Court, Kelowna, B.C.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
During the third quarter of the fiscal year ended October 31, 1998, the following matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

1.   Election of Directors
2. Approval of Winter, Scheifley & Associates, P.C. as Independent Certified Accountants for fiscal year ending October 31, 1998.

                                   PART II

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.     The Company's common stock commenced trading in the
over-the-counter market on September 19, 1995.

The following table sets forth the range of high and low bid quotations for the Company's common stock for each quarter of the last two fiscal years, as reported on the NASD Bulletin Board, by ACAP Financial, M.H. Meyerson & Co., Inc. and Vantage Point Capital (Canada). The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

        Quarter  Ended                   High  Bid               Low Bid
              1/31/97                     .88                      .81
              4/30/97                     .56                      .50
              7/30/97                     .719                     .625
             10/31/97                    1.406                    1.313
              1/31/98                     .656                     .656
              4/30/98                     .531                     .500
              7/30/98                     .375                     .375
              10/31/98                    .250                     .250

The approximate number of holders of record of the Company's $.001 par value
common stock, as of October 31, 1998, was 232.   Currently, as of February
20, 1999, there are 232 holders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Capital Resources and Liquidity.

The Company emerged (October 18, 1994) from a Chapter 11 bankruptcy proceeding that it filed in March, 1993. Since the date of filing of the bankruptcy proceeding, Company was inactive and was not engaged in any business. The acquisition of the assets of Globus Cellular & User Protection Ltd., a Canadian corporation, put the Company into the position of starting a new business.

Globus Cellular & User Protection Ltd. (Canada), a British Columbia corporation, was incorporated on July 28, 1993. Thereafter, the corporation acquired the patent rights to the cellular phone product (the "C.U.P"), that it subsequently sold to Company pursuant to the Plan of Reorganization, filed and approved by the U.S. Bankruptcy Court.

During the year ended October 31, 1998, the Company issued 156,343 shares of its common stock pursuant to the exercise of warrants for cash aggregating $47,951. Also, 72,500 Common Shares were sold for cash of $50,949 in November 1997 in connection with the private placement that was begun in 1997.

Additionally during 1998, the Company issued an aggregate of 310,055 Common Shares to individuals or entities that had provided goods or services to the
Company during the year.   The aggregate value of the goods and services
provided to the Company was $264,967.

No dividends have been declared since the inception of the Company nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

As of October 31, 1998, the Company had outstanding options to purchase and aggregate of 1,139,570 shares of its common stock by officers and directors at an exercise price of $.165. The options were granted during the years ended October 31, 1995 and 1996. Additionally, the Company had 746,157 outstanding A warrants to purchase common stock at an exercise price of $.875 per share issued in connection with the private placement and 156,313 B warrants exercisable at $.53 per share issued in connection with the exercise of the A warrants.

Commitments and Contingencies.   The Company has an agreement with Dr. Paul
F. Bickert (its founder, product inventor, President and General Manager, Director and major stockholder) to pay Dr. Bickert lease of technology payments of $10,000 (US) monthly for the technology utilized in the Company's
products.   This agreement expires in 2002, with an option to renew.   Total
payments required under this lease are as follows:
1999 $120,000
2000  120,000
2001  120,000
2002   40,000
---------
$400,000

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

Discontinued operation.   On November 20, 1998, the Company entered into an
agreement to sell the exclusive rights to distribute its line of X-ray
products in Canada.   In connection with the agreement, the Company agreed to
cease the operation of its X-ray products division effective on the purchase
date.   The purchase price for the transaction is $38,830 and is payable in
59 equal monthly installments of $762 including interest at 6.75 per annum. The agreement includes provisions for maintaining sales levels during a two-year period subsequent to the purchase date and for failure to make the required installment payments that could cause the agreement to terminate. Should the agreement terminate, the Company would regain all rights transferred to the purchaser.

The net assets of the X-ray division at October 31, 1998 consist of the following:
   Accounts receivable   $ 1,599
   Inventory              57,291
   Accounts payable       (4,791)
                         -------
                         $54,099

The purchase agreement includes provisions whereby the purchaser will act as the Company's agent in the liquidation of remaining division inventory and the value of such inventory has been reduced to give effect to a 25% commission to be earned by the purchaser upon sale o the inventory.

For the two years ended October 31, 1998 the operating results of the X-ray division were as follows:

                                          1998                       1997

Revenues                                  $66,384                   $95,372
Cost of sales                              27,435                    67,571
Administrative                             23,356                    35,089
                                         --------                   -------
Gain (loss) from division                 $15,593                   $(7,288)

Additionally, the Company shall pursue a registration of its Common Shares and Class A and B Warrants and will, in part, rely on the subsequent exercise
of said Warrants.   Any additional funds raised and any revenues received
from sale of Company's products will enable Company to expand its plan of operations by increasing its production and expanding its product line.

The Company acquired plant and equipment valued at $41,193.   This resulted
in net cash used in investing activities of $41,193.   The Company does not
anticipate purchasing any additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any product research and development during the

The Company acquired plant and equipment valued at $3,595 for the year ended
October 31, 1997.   The Company expended $22,944 on trademark costs.  The
Company received proceeds from the sale of fixed assets of $45,400 for the
year ended October 31, 1997.   This resulted in net cash provided by
investing activities of $18,861 for the year ended October 31, 1997.   The
Company does not anticipate purchasing any additional plant or significant equipment and does not expect any significant changes in the number of its employees, nor does Company expect to perform any product research and development during the next twelve (12) months.

The Company received $98,900 from the sale of its common stock for the year ended October 31,1998. The Company repaid $142 of notes payable and received cash advances from an officer of $2,714 for the year ended October 31, 1998. The Company repaid $167,221 in officer loans resulting in net cash used in financing activities of $65,749 for the year ended October 31, 1998.

The Company received $502,898 from the sale of its common stock for the year ended October 31,1997. The Company received cash advances from an officer of
$68,000 for the year ended October 31, 1998.   The Company repaid $18,180 in
officer loans resulting in net cash provided by financing activities of $552,718 for the year ended October 31, 1997.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on net sales, revenues or
income from its operations.    However, the Company's product is new in the
market and there are no assurances it can be marketed successfully and/or profitably.

The management of the Company is led by Dr. Paul F. Bickert, Dr. Ronald
Armstrong and Jerome W. Cwiertnia.   Dr. Bickert and Dr. Armstrong are both
doctors of chiropractic who have studied the principles, practice and use of X-rays and have a thorough understanding of the nature of U.H.F. radiation and the potential health risks to persons exposed to radiation over long period of time.

Results of Operations.

1998 compared to 1997

The Company experienced a net loss from operating activities of $737,836 for
the year ended October 31, 1998.   The Company did not receive any sales
revenue for the years ended 1998 and 1997. Selling, general and administrative expenses decreased to $687,003 for the year ended October 31, 1998 compared to $821,455 for the same period in 1997 due to accounting fees of $22,420, advertising of $679, consulting of $216,764, legal of $43,535, management contract payments of $90,000, technology lease expense of $120,000, travel of $17,576, rent of 10,669, wages of 50,237.09 and
miscellaneous office expenses of $115,123.    Research and development
expenses decreased from $78,789 for the year ended October 31, 1997 to $67,685 for the same period in 1998 due to the stage of development of the antenna product.

The Company issued stock options for officer services of $150,630 for the
year ended October 31, 1998.    Depreciation for the year ended October 31,
1998 was $16,446.  The Company had amortization of unpaid stock subscriptions
of $97,276.   The Company had a loss on the sale of fixed assets of $4,520.
Additionally, the Company converted salary and license costs to officer loans
of $210,000 for the year ended October 31, 1998.    For the year ended
October 31, 1998, the Company experienced a decrease in accounts receivable of $90,512, a increase in inventory of $2,548 due to decreased sales, a decrease in prepaid expenses of $646 and a decrease in accounts payable of
$7,033, all due to decreased operations.   Additionally, the Company had a
decrease in net assets of discontinued operation of $3,623 for the year ended
October 31, 1998.   Foreign exchange translation adjustment was $(36,756) for
the year ended October 31, 1998.   These items resulted in net cash used in
operating activities of $210,519 for the year ended October 31, 1998.

The Company experienced a net loss from operating activities of $884,335 for
the year ended October 31, 1997.   The Company received no sales revenues in
1997.   Selling, general and administrative expenses decreased slightly to
$821,455 for the year ended October 31, 1997 compared to $898,939 for the same period in 1996 due to accounting fees of $22,610, advertising of $9,125, consulting of $403,177, legal of $26,031, management contract payments of $92,858, technology lease expense of $120,000, travel of $25,386 and
miscellaneous office expenses of $122,268.    Research and development
expenses increased from $13,220 for the year ended October 31, 1996 to $78,789 for the same period in 1997 due to the stage of development of the antenna product.

The Company issued stock options for officer services of $366,217 for the
year ended October 31, 1997.    Depreciation for the year ended October 31,
1997 was $9,496. The Company had a gain on the sale of fixed assets of $11,255. Additionally, the Company converted salary and license costs to
officer loans of $107,805 for the year ended October 31, 1997.    For the
year ended October 31, 1997, the Company experienced an increase in accounts receivable of $85,549, a decrease in inventory of $12,700 due to decreased sales, a decrease in prepaid expenses of $712 and a decrease in accounts
payable of $6,846, all due to decreased operations.   Foreign exchange
translation adjustment was $(8,788) for the year ended October 31, 1997. These items resulted in net cash used in operating activities of $262,454 for the year ended October 31, 1997.

1997 compared to 1996

The Company experienced a net loss from operating activities of $884,335 for
the year ended October 31, 1997.   Total sales decreased from $281,059 for
the year ended October 31, 1996 to $0.00 for the year ended October 31, 1997 due to the one time sale of C.U.P. product in 1996 and distributorship sales in 1996 that did not occur in 1997. However, cost of sales decreased from
$233,202 to $0.00 for those same periods respectively.   Selling, general and
administrative expenses decreased slightly to $856,545 for the year ended October 31, 1997 compared to $898,939 for the same period in 1996 due to accounting fees of $22,610, advertising of $9,125, consulting of $403,177, legal of $26,031, management contract payments of $92,858, technology lease expense of $120,000, travel of $25,386 and miscellaneous office expenses of
$157,341.    Research and development expenses increased from $13,220 for the year ended October 31, 1996 to $78,789 for the same period in 1997 due to the stage of development of the antenna product.

The Company issued stock options for officer services of $366,217 for the
year ended October 31, 1997.    Depreciation for the year ended October 31,
1997 was $9,496. The Company had a gain on the sale of fixed assets of $11,255. Additionally, the Company converted salary and license costs to
officer loans of $107,805 for the year ended October 31, 1997.    For the
year ended October 31, 1997, the Company experienced an increase in accounts receivable of $42,089, a decrease in inventory of $14,342 due to decreased sales, and decrease in prepaid expenses of $712 and a decrease in accounts
payable of $10,284, all due to decreased operations.   Foreign exchange
translation adjustment was $(8,788) for the year ended October 31, 1997. These items resulting in net cash used in operating activities of $262,454 for the year ended October 31, 1997.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

The response to this item is being submitted as a separate section of this report beginning on page 14.

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

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors and Executive Officers of the Company.   The
names, addresses and positions of the present directors and officers of the Company are set forth below:

Name and Address                          Age                Position
Dr. Paul F. Bickert                      53           President, Director and
3200 Watt Road                                        Chairman of the Board
Kelowna, B.C., V1Y4R5

Jerome W. Cwiertnia,                     57                  Director
17 Montecito Drive
Corona del Mar, CA 92625

Ronald L. Armstrong                      67                  Director
1005-16 Ave. N.W.
Calgary, Alberta T2M0K7

Lynda Newitt
1103 Trevor Drive
Kelowna, B.C. V12 2J9                    48               Secretary/Director

Nick Wizinsky
1160 Trevor Drive
Kelowna, B.C. V12 2K2                    40                  Director

All directors will serve on the Board of Directors until the next annual meeting of the shareholders of Company, or until their successors have been duly elected and qualified. Officers serve at the discretion of the Board of Directors.

Background of Directors and Officers

     Dr. Paul F. Bickert - Dr. Bickert has been the President and Chairman of the Board of Directors of Company since October 18, 1994, when he was appointed under the terms of the Plan of Reorganization filed by Company and approved by the U.S. Bankruptcy Court. Since its inception in 1993, he was the President and Chairman of the Board of Directors of Globus Cellular & User Protection, Ltd., the Canadian corporation from which Company acquired
assets in the bankruptcy reorganization.    From 1974 to 1993, Dr. Bickert
was a self-employed private chiropractic practitioner in Canada. He graduated from the Palmer College of Chiropractic in 1974, with a Doctor of
Chiropractic Degree.    Dr. Bickert devotes full time to the business of the
Company.

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

     Dr. Ronald L. Armstrong - Dr. Armstrong has been a Director of Company since October 18, 1994, when he was appointed under the terms of the Plan or Reorganization filed Company and approved by the U.S. Bankruptcy Court.
Since its inception in 1993, he was the Vice President and a Director of Globus Cellular & User Protection, Ltd., the Canadian corporation from which Company acquired assets in the bankruptcy reorganization. In addition, since 1971, Dr. Armstrong has been a self-employed private chiropractic
practitioner in Toronto, Ontario, Canada.    He graduated from the Canadian
Memorial Chiropractic College in Toronto, Ontario, Canada in 1971, with a
Doctor of Chiropractic Degree.   Dr. Armstrong only sits as a Board Member
and is not an employee of the Company.   Dr. Armstrong will devote his time
on an as-needed basis (not specifically determinable) to the business of the Company.

Lynda Newitt.  Ms. Newitt was office manager and executive assistant since
late 1993 to late 1998.   In the fourth quarter of 1998, Ms Newitt became
Secretary/Treasurer of the Company and was appoint to the position of Investor Relations manager. She is responsible for all aspects of investor
relations and corporate communications.   Ms. Newitt graduated from Business
College in Saskatoon, Saskatchewan in 1971.

Nick Wizinsky.  Mr. Wizinsky was Chief Operations Officer from April 1997 to
December 1998.   Mr. Wizinsky has served as a Director of the Company from
April 1997 to present.   From 1994 to 1997, Mr. Wizinski was self employed as
a business management consultant.   From 1986 to 1993, Mr. Wizinsk worked in
various positions for FCSAL.   Mr. Wizinski attended pre-commerce studies at
Camosun College from 1980-1981. Mr. Wizinski obtained a Bachelor of Commerce degree from the University of British Columbia in 1985.

Directorships.   No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of
Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 10.   EXECUTIVE COMPENSATION

During fiscal 1998, and as of the date of filing this report, no compensation has been paid, nor have there been compensation arrangements or plans, other than what has been indicated below.

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

Except as discussed above, none of the other officers and/or directors receive any compensation for their services and there are not plans to pay
any such compensation in the near future.    All officers and directors are,
however, reimbursed for expenses incurred on behalf of Company.   Members of
the Board of Directors are to receive an honorarium of $7,500 US per year,
payable in stock of the Company at 85% of 1/2 of market bid.   To date, no
remuneration of any kind has been paid and the first such remuneration is not scheduled until April, 1999.

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


                                                     Amount and
                                                      Nature
                              Title of               Beneficial       % of
Name and Address               Class                 Ownership        Class

Dr. Paul F. Bickert            Common          467,457 Direct         6.93%%
3200 Watt Road                                 176,676 Indirect <F1>  2.62%
Kelowna, B.C., Canada
V1W 3C8



Jerome W. Cwiertnia            Common             52,129               .77%
17 Montecito Drive
Corona del Mar, CA 92625

Dr. Ronald L. Armstrong        Common            31,966 Direct           .47%
1005 - 16th Ave., N.W.                           47,588 Indirect <F2>    .71%
Calgary, Alberta, Canada
T2M 3X8

CEDE & Co.                     Common             3,335,493            49.45%
P.O. Box 222
Bowling Green Station
New York, NY

TD Securities, Inc.            Common             1,274,767            18.90%
585 Nuddkefuekd Rd., Unit 33
Scarborough, ON M4X 1J9

The Canadian Depository for Securities Ltd./
Control Account                Common              586,167              8.90%
2020 University St., Ste. 1620
Montreal, PQ H3A 2L4

L.J. Newitt                    Common                47,347 Direct       .70%
1103 Trevor Drive                                   9,275 Indirect <F3>  .14%
Kelowna, B.C. V1Z 2J9

Nick Wizinsky                  Common                  30,000            .44%
1160 Trevor Drive
Kelowna, B.C. V1Z 2K2

All officers and
directors as a Group           Common             628,899 Direct        9.32%
                                                 233,539 Indirect       3.46%

<F1> These shares are held in the name of Marlene Bickert, wife of Dr.
Bickert, and Dr. Bickert has shared voting rights in and to the shares.

<F2> These shares are held in the name of Nesbitt Burns in trust for Sandra
Armstrong RRSP, wife of Dr. Armstrong, and Dr. Armstrong has shared voting rights in and to the shares.

<F3> These shares are held in the name of Gordon Newitt, husband of Ms.
Newitt.

The Company does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

As of October 31, 1998, there were 1,139,570 options to purchase Common
Shares of the Company.   The options are held by current and past officers
and directors as follows:

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

The Company has an exclusive eight year lease on the cellular phone user protection technology from Dr. Bickert. The Company possesses the exclusive right to sublease or sell this technology to others. See Note 5. During the periods ended October 31, 1996, the Company paid $18,800 to patent attorneys for services in connection with patent applications filed in behalf of Dr.
Bickert for the above mentioned technology. The sum of these amounts have been applied to reduce unpaid technology lease obligations due Dr. Bickert.
Effective November 1, 1996, the Company assumed the responsibility of maintaining the patents and bears the cost of filing them in other jurisdictions. The amounts capitalized in connection with extending the patents to additional jurisdictions during the year ended October 31, 1998 and 1997 were $12,200 and $42,236, respectively, and amortization thereof for the years ended October 31, 1998 and 1997, based on the remaining term of the license agreement with Dr. Bickert, amounted to $14,630 and $10,559 respectively.

Dr. Bickert had demand loans to the Company for cash advances and unpaid salary and technology lease payments totaling $382,995 and $157,625 at October 31, 1998 and 1997, respectively.

During the year ended October 31, 1998, the Company received cash advances from Dr. Bickert amounting to $2,714 and repaid advances in the amount of
$167,221.   Additionally, the Company cancelled 755,000 shares of common stock that had been authorized by the Company and issued by its transfer
agent in prior years as repayment of amounts due Dr. Bickert.   The shares
returned had a fair value of $169, 875 and such amount has been added to the
officer loan account.   The loan account was also increased by $210,000
during 1998 due to technology lease and salary payments due to Dr. Bickert.

During the year ended October 31, 1997, the Company received cash advances from Dr. Bickert amounting to $58,000 and repaid advances in the amount of
$18,180.   Additionally, the office paid $17,305 of legal expenses in favor
of the Company.   Salary and technology lease payments added to the loan
balance amounted to $100,500 for the year ended October 31, 1997.

ITEM 13.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

     (A)    FINANCIAL STATEMENTS  AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors.................................14
Balance Sheet........................................................ 15
Statement of Operations...............................................16
Statement of Stockholder's Equity................ ....................17
Statement of Cash Flows...............................................18
Notes to Financial Statements.........................................19-25

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

Exhibit 14        Patents and Trademarks incorporated by reference to Form
                  10-SB, File  #  0-25614

 (B)    REPORTS  ON  FORM  8-K
          None











 REPORT OF INDEPENDENT AUDITORS





Shareholders and Board of Directors

Globus Cellular Ltd.





We have audited the accompanying balance sheet of Globus Cellular
Ltd. as of October 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globus Cellular Ltd. as of October 31, 1998, and the results of its operations, and its cash flows for the years ended October
31, 1998 and 1997, in conformity with generally accepted accounting principles.



                         James E. Scheifley & Associates, P.C.
                         Certified Public Accountants

Denver, Colorado
December 18, 1998
(Except for Note 7. for which
 the date id February 18, 1999)









Globus Cellular Ltd.
Balance Sheet
October 31, 1998

                           ASSETS
Current assets:
  Cash                                                    $     31,673
  Accounts receivable, other                                     5,562
  Inventories                                                    2,548
  Prepaid expenses                                               1,826
  Net assets of discontinued operation                          54,099
                                                           -----------
      Total current assets                                      95,706

Property and equipment, at cost, less
  accumulated depreciation of $50,981                           53,025

Other assets                                                    24,989
                                                           -----------
                                                           $   173,720
                                                           ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $    19,599
  Note payable                                                   1,890
  Loans from stockholder                                       372,855
                                                           -----------
      Total current liabilities                                394,343


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                   -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  6,744,711 shares issued and
  outstanding                                                    6,745
 Additional paid-in capital                                  3,325,270
 Foreign exchange adjustment                                   (52,084)
 (Deficit)                                                  (3,500,554)
                                                           -----------
                                                              (220,623)
                                                           -----------
                                                           $   173,720
                                                           ===========



See accompanying notes to financial statements.





Globus Cellular Ltd.
Statements of Operations
Years Ended October 31, 1998 and 1997


                                                   1998                1997
Revenue:                                         --------            --------
 Sales                                         $     -             $     -
 Other income                                      10,129              27,700
                                              -----------         -----------
                                                   10,129              27,700

Other costs and expenses:
 General and administrative                       687,003             821,455
 Research and development                          67,685              78,789
                                              -----------         -----------
                                                  754,689             900,244
                                              -----------         -----------
Income (loss) from continuing operations         (744,560)           (872,544)

Other income and (expense):
 Interest expense                                  (8,868)             (4,503)
                                               -----------         -----------
                                                   (8,868)             (4,503)
                                              -----------         -----------
Income (loss) from continuing operations
 before income taxes                             (753,428)           (877,047)
Provision for income taxes                          2,340                -
                                              -----------         -----------
Income (loss) from continuing operations         (751,088)           (877,047)

Income (loss) from discontinued operation
 net of income taxes of $2,340                     13,252              (7,288)
                                              -----------         -----------
  Net income (loss)                           $  (737,836)        $  (884,335)
                                              ===========         ===========

Basic earnings (loss) per share:
 Net income (loss) from continuing operations  $   (0.10)          $    (0.17)
 Net income (loss) from discontinued operation      0.01                (0.00)
                                               ---------           ----------
                                               $   (0.09)          $    (0.17)
                                               =========           ==========

 Weighted average shares outstanding           7,224,437            5,060,809
                                               =========            =========




See accompanying notes to financial statements.

                 Globus Cellular Ltd.
     Statement of Changes in Stockholders' Equity
               For the Periods Indicated

                                                                 Additional                                   Foreign
                                       Common         Stock       Paid -in         Stock       Accumulated    Exchange
                 ACTIVITY              Shares         Amount       Capital      Subscriptions   Deficit      Adjustment
 Balance, October 31, 1996            3,803,289      $  3,803    $ 2,130,021     $ (45,864)   $ (1,878,383)   $(6,539)

 Exercise of warrants and options
  for cash                              385,963           386         64,301
 Stock issued for services              472,393           472        264,495
 Stock sold for cash by private
     Placement                          830,000           830        477,250
 Expenses of offering                                                (39,869)
 Shares issued for future services                                                (24,000)
 Issuance of subscribed shares        1,469,168         1,469        346,917     (247,136)

 Amortization of unpaid subscriptions                       -              -      219,724
 Foreign exchange (l)                                                                                          (8,788)
 Net (loss) for the year ended
  October 31, 1997                                          -              -                        (884,335)
                                      ---------      --------       ---------    ---------         ----------  --------
 Balance, October 31, 1997            6,960,813         6,960       3,243,115      (97,276)       (2,762,718)  (15,327)

 Exercise of warrants and options
  for cash                              156,343           157          47,794
 Stock issued for services or
    equipment                           310,055           310         152,605
 Stock sold for cash by private
    placement                            72,500            73          50,876
 Shares returned by officer            (755,000)         (755)       (169,120)

 Amortization of unpaid subscriptions                                               97,276
 Foreign exchange (loss)                                                                                       (36,757)
 Net (loss) for the year ended
  October 31, 1998                                                                                  (737,836)
                                      ---------      --------      -----------  ------------       ---------    ---------
 Balance, October 31, 1998            6,744,711        $ 6,745     $ 3,325,270    $       -      $(3,500,554) $(52,084)



See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Cash Flows
Years Ended October 31, 1998 and 1997

                                                     1998                1997
                                                   --------            --------
Net income (loss)                                $  (737,836)        $  (884,335)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                      16,446               9,496
   Stock and options issued for services             150,630             366,217
   (Gain) loss on disposition of fixed assets          4,520             (11,255)
   Salary and license costs converted
    to officer loans                                 210,000             107,805
   Amortization of unpaid stock subscriptions         97,276             195,724
   Foreign exchange translation adjustment           (36,756)             (8,788)
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable        90,512             (85,549
    (Increase) decrease in inventory                  (2,548)             12,700
    (Increase) decrease in net assets of
      discontinued operation                           3,623              41,664
    (Increase) decrease in prepaid expenses              646                 712
    Increase (Decrease) in accounts payable           (7,033)             (6,846)
                                                  ----------           ---------
       Total adjustments                             527,316             621,880
                                                  ----------           ---------
  Net cash provided by (used in)
   operating activities                             (210,519)           (262,454)
                                                  ----------           ---------

Cash flows from investing activities:
  Purchase of equipment                              (41,193)             (3,595)
  Proceeds from sale of fixed assets                    -                 45,400
  Trademark costs                                       -                (22,944)
                                                   ----------          ---------
  Net cash provided by (used in)
   financing activities                              (41,193)             18,861

Cash flows from financing activities:
  Common stock sold for cash                          98,900             502,898
  Repayment of notes payable                            (142)               -
  Cash advances from officer                           2,714              68,000
  Repayment of officer loans                        (167,221)            (18,180)
                                                   ---------           ---------
  Net cash provided by (used in)
   financing activities                              (65,749)            552,718
                                                   ---------           ---------
Increase (decrease) in cash                         (317,461)            309,124
Cash and cash equivalents,
 beginning of period                                 349,133              40,009
                                                   ---------           ---------
Cash and cash equivalents,
 end of period                                     $  31,673           $ 349,133
                                                   =========           =========

Supplemental cash flow information:
   Cash paid for interest                           $  8,868          $    4,503
   Cash paid for income taxes                       $      -            $      -


Non-cash investing and financing activities:
   Equipment finaqnced by note payable              $  1,984           $      -
   Abandonment of leasehold improvements            $  4,518           $      -
   Return of common stock by officer                $169,875           $      -

      See accompanying notes to financial statements.

Note 1. Business and Significant Accounting Policies

Business

The Company manufactures and distributes a cellular telephone radiation shielding product which universally fits most cellular phones and distributes other radiation shielding products, X-ray film and film development products manufactured by others to customers in the medical and veterinary fields. Subsequent to October 31, 1998, the Company disposed of the net assets and operations of its X-ray products division. The Company is also developing advanced antenna designs that incorporate the Company's proprietary shielding technology. Prior to 1997, the Company was known as Globus Cellular and User Protection Ltd.

The Company was incorporated in the State of Nevada on June 10, 1987.

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

Property and Equipment
Property and equipment are carried at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. When assets are retired or otherwise disposed of, the cost and the related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in operations for the period. The cost of repairs and maintenance is charged to operations as incurred and significant renewals or betterments are capitalized. Depreciation has been provided using both straight-line and accelerated methods over the useful lives of the assets, ranging from three to ten years.


Foreign Currency Translation
The financial statements are presented in United States dollars.
The Company has significant Canadian operations, however United
States dollars are  considered its functional currency.

Monetary assets and liabilities are translated into United States dollars at the balance sheet date rate of exchange and non-monetary assets and liabilities at historical rates. Revenues and expenses are translated at appropriate transaction date rates. Net gains or losses arising on translation are reflected a separate component of stockholders' equity

Loss Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the existing computational guidelines under Accounting Principles Board ("APB") Opinion No. 15, "Earnings Per Share." The statement is effective for financial statements issued for periods ending after December 15, 1997. Among other changes, SFAS No. 128 eliminates the presentation of primary earnings per share and replaces it with basic earnings per share for which common stock equivalents are not considered in the computation. It also revises the computation of diluted earnings per share. The Company has adopted SFAS No. 128 and there is no material impact to the Company's earnings per share, financial condition, or results of operations. The Company's earnings per share have been restated for all periods presented to be consistent with SFAS No. 128.

Basic loss per share for periods presented has been computed using the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents are excluded from the computation as their effect would be anti-dilutive.

Revenue Recognition
Sales are recognized at the time goods are shipped. Revenue from the sale of license distribution rights is recorded when the licensee commences product operations.

Advertising Expenses
Advertising expenses are charged to expense upon first showing.
Amounts charged to expense were $679 and $9,125 for the periods ended October 31, 1998 and 1997, respectively.


Income Taxes
Effective July 1, 1993, the Company adopted the provisions of Financial Accounting Standards Board Statement No.109 (Statement No.109), Accounting for Income Taxes. Statement No.109 requires that deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. At the date of adoption of Statement No. 109, there was no material effect on the
Company's financial  statements.   Prior to July 1, 1993, the
Company accounted for income taxes using the deferred method. As of October 31, 1998 the Company has accumulated net operating losses available to offset future taxable income of approximately $3,500,000, expiring $72,000 in 2008, $370,000 in 2009, $700,000 in 2010, $734,000 in 2011, $884,000 in 2012 and $740,000 in 2013.
Deferred tax assets, approximately $1,190,000, which may arise from the utilization of the operating losses have been fully reserved as such utilization is not assured. The increase in the deferred tax asset and related reserve applicable to the 1998 operating loss was approximately $250,000.

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

Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximates fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts receivable, trade. The Company currently purchases its X-ray film developing chemicals from one supplier, however the Company believes that the chemicals are readily available elsewhere.


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

New Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. To date, the Company has engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement. The Company's accounting for foreign currency translation adjustments may be affected by SFAS No. 130.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities". This SOP requires that the cost of start-up activities, or one-time activities that relate to the opening of a new facility and organizational cost be expensed as incurred instead of being capitalized. This SOP must be implemented by no later than the first quarter of 1999 at which time the write-off of any unamortized pre-opening costs or organization cost will be reported as a cumulative effect of a change in accounting principle in the statement of operations.


Note 2.  Property and Equipment

At October 31, 1998 Property and equipment consists of:

    Machinery and office equipment          $ 39,995
    Moldings                                  27,190
    Computer software                          2,087
    Research and development equipment        34,734
                                            --------
                                             104,006
Less accumulated depreciation                 50,981
                                            --------
                                            $ 53,025


Depreciation charged to expense was $16,687 and $9,496 for the years ended October 31, 1998 and 1997, respectively.


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

In 1996, the Company entered into an operating lease for additional office and warehouse space adjacent to its existing facility. This lease was paid on a month-to-month basis and was discontinued in 1997. The leased space was owned by an officer of the Company and monthly rental payments are considered to be at competitive market rates. During 1997, in connection with the sale of its office/warehouse facility, the Company entered into a lease agreement with its president for use of the facility. The lease provides for monthly payments of $1,217 through February, 1999. The payments are considered to be at a fair market rate. See Note 4. Rent expense amounted to $10,669 and $14,100 for the years ended October 31, 1998 and 1997.

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

A successor company to Idex, 2834332 Canada Inc., has filed an action in the Supreme Court of the State of New York claiming that the Company has fraudulently misrepresented that it was the worldwide licensee or holder of worldwide rights to distribute the X-ray developing technology belonging to Idex. The claim seeks the return of $200,000 of distribution rights income plus interest and unspecified punitive damages. The Company believes that it has meritorious defense to the action and that the New York court lacks jurisdiction to hear the matter. There has been no activity in the matter during the year ended October 31, 1998. The Company is unable to predict the outcome of the case nor estimate the range of possible loss.


Notes 4.  Related Party Transactions

The President and General Manager of the Company, Dr. Paul
Bickert is the inventor of the Company's major product and is the founder of the Company. Dr. Bickert and his wife jointly are the Company's largest stockholder.

The Company has an exclusive eight year lease on the cellular phone user protection technology from Dr. Bickert. The Company possesses the exclusive right to sublease or sell this technology to others. During the period ended October 31, 1996, the Company paid $18,800 to patent attorneys for services in connection with patent applications filed in behalf of Dr. Bickert for the above mentioned technology. The sum of these amounts have been applied to reduce unpaid technology lease obligations due Dr. Bickert. Effective November 1, 1996, the Company assumed the responsibility of maintaining the patents and bears the cost of filing them in other jurisdictions. The amounts capitalized in connection with extending the patents to additional jurisdictions during the years ended October 31, 1998 and 1997 were $12,200 and $42,236 respectively, and amortization thereof for the years ended October 31, 1998 and 1997, based on the remaining term of the license agreement with Dr. Bickert, amounted to $14,630 and $10,559 respectively.


Dr. Bickert had demand loans to the Company for cash advances and unpaid salary and technology lease payments totaling $372 885 and $157,625 at October 31, 1998 and 1997 respectively

During the year ended October 31, 1998, the Company received cash advances from Dr. Bickert amounting to $2,714 and repaid advances in the amount of $167,221. Additionally, the Company cancelled 755,000 shares of common stock which had been authorized by the Company and issued by its transfer agent in prior years as repayment of amounts due Dr. Bickert. The shares returned had a fair value of $169,875 and such amount has been added to the officer loan account. The loan account was also increased by $210,000 during 1998 due to technology lease and salary payments due to Dr. Bickert.

During the year ended October 31, 1997, the Company received cash advances from Dr. Bickert amounting to $58,000 and repaid advances in the amount of $18,180. Additionally, the office paid $17,305 of legal expenses in favor of the Company. Salary and technology lease payments added to the loan balance amounted to $100,500 for the year ended October 31, 1997.


  Note 5.   Stockholders' Equity

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

During the year ended October 31, 1998, the Company issued 156,343 shares of its common stock pursuant to the exercise of warrants for cash aggregating $47,951. The "A" warrants were issued in connection with the 1997 private placement described below and had an original exercise price of $.87 per share.

During August, 1998 the Company's board of directors authorized a limited time discount of the exercise price to warrant holders wishing to exercise all or part of their outstanding warrants. The exercise price was discounted to $.31 per share due to the Company's need for additional equity capital and a decline in the fair value of its common stock. Warrant holders who exercised during the discount period were awarded "B" warrants exercisable at $.53 per share for one year on a one warrant for one share purchased basis. Also, 72,500 shares of the Company's common stock were sold for cash of $50,949 in November 1997 in connection with the private placement that was begun in 1997.


Additionally during 1998, the Company issued an aggregate of 310,055 shares of its common stock to individuals or entities who had provided goods or services to the Company during the year. The shares were valued at the fair value of the common stock issued at the date the issuance was authorized by the board of directors. The aggregate value of the goods and services provided to the Company was $264,967.

During the year ended October 31, 1997, the Company issued 1,823 shares of its common stock pursuant to the exercise of warrants for cash aggregating $1,823. Also, options to purchase 384,140 shares of the Company's common stock previously issued to an officer were exercised for cash consideration to the Company aggregating $62,864.

In addition, the Company issued 198,298 shares of its common stock as compensation to consultants and employees, pursuant to a registration statement on Form S-8, filed in January 1996. The shares were valued at the market price of the common stock on the date the issuance of shares was authorized. The aggregate value of the shares issued in these transactions was $160,426. Additionally, the Company issued restricted common stock as compensation to consultants and others for services performed for the Company aggregating 274,095 shares valued at $104,542, based on the market value of the stock on the grant date discounted by 50% due to the restricted nature of the securities.

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

During October 1997, the Company commenced a private offering of its common stock, restricted for a period of eighteen months, to a limited group of Canadian investors. The Company received net proceeds of $438,211 for the sale of 830,000 shares of common stock. The shares were sold in a unit offering which provides for a total of 2,500,000 units to be sold at a price of $.56 per unit. Each unit consists of one share of common and a warrant to purchase an additional share of stock. The warrants are exercisable at $.875 each and expire if not exercised within a two year period of their issue date.

At October 31, 1997 the Company had received subscription agreements for the sale of $85,898 of the common stock the payment for which was received subsequent to that date. This amount is included in accounts receivable other at October 31, 1997 and the corresponding shares are included in stockholders' equity

No dividends have been declared since the inception of the Company nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

As of October 31, 1998, the Company had outstanding options to purchase and aggregate of 1,139,570 shares of its common stock by officers and directors at an exercise price of $.165. The options were granted during the years ended October 31, 1995 and 1996. Additionally, the Company had 746,157 outstanding "A" warrants to purchase common stock at an exercise price of $.875 per share issued in connection with the above described private placement and 156,313 "B" warrants exercisable at $.53 per share issued in connection with the exercise of the "A" warrants as described above..

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

The weighted average fair value at the date of grant for warrants and options granted during 1998 and 1997 was $.12 and $ .03 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

Stock based compensation costs would have reduced pretax income by approximately $28,000 and $26,900 in 1998 and 1997 ($.00 and
$.01 per share) if the fair value of the warrants granted had been recognized as compensation expense.


Note 6   Discontinued operation

On November 20, 1998, the Company entered into an agreement to sell the exclusive rights to distribute its line of X-ray products in Canada. In connection with the agreement, the Company agreed to cease the operation of its X-ray products division effective on the purchase date. The purchase price for the transaction is $38,830 and is payable in 59 equal monthly installments of $762 including interest at 6.75 per annum. The agreement includes provisions for maintaining sales levels during a two year period subsequent to the purchase date and for failure to make the required installment payments which could cause the agreement to terminate. Should the agreement terminate, the Company would regain all rights transferred to the purchaser.

The net assets of the X-ray division at October 31, 1998 consist of the following:

Accounts receivable    $  1,599
Inventory                57,291
Accounts payable         (4,791)
                       --------
                       $ 54,099

The purchase agreement includes provisions whereby the purchaser will act as the Company's agent in the liquidation of remaining division inventory and the value of such inventory has been reduced to give effect to a 25% commission to be earned by the purchaser upon sale of the inventory.

For the two years ended October 31, 1998 the operating results of the X-ray division were as follows:

                          1998              1997

        Revenues        $  66,384        $  95,372

        Cost of sales      27,435           67,571

        Administrative     23,356           35,089
                         --------        ---------
        Gain (loss) from
          division        $ 15,593        $  (7,288)


Note 7. Subsequent event

During February 1999, the Company resumed the operations of its X-ray division due to the cancellation of the purchase agreement described in Note 6. The Company is seeking another purchaser for its X-ray division and does not intend to operate the division on an ongoing basis.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    March 17, 1999        Globus Cellular and User Protection, Ltd.

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


/s/ Dr. Paul Bickert                                                 3/17/99
------------------------------                                        Date:
Dr.  Paul  Bickert
President  and  Director
(Principal  Executive,  Financial  and  Accounting)



/s/ Jerome W. Cwiertnia                                             3/17/99
------------------------------                                        Date:
Jerome W. Cwiertnia
Secretary/Treasurer  and  Director



/s/ Ronald L. Armstrong                                              3/17/99
------------------------------                                        Date:
Ronald  L.  Armstrong
Director




/s/ Nick Wizinski                                                   3/17/99
------------------------------                                        Date:
Nick Wizinski
Director



/s/ Lynda Newitt                                                    3/17/99
------------------------------                                        Date:
Lynda Newitt
Director