Form 10QSB
period 1999-01-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1999-04-23
CIK 939402

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                 FORM 10-QSB

[X]      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
OF  THE  SECURITIES  AND  EXCHANGE  ACT  OF  1934
For  the  Quarter  ended  January  31, 1999

[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THEE EXCHANGE  ACT
              For  the  transition  period                                to

Commission  file  number          -        0-25614

                           GLOBUS CELLULAR, LTD.
                   (FORMERLY GLOBUS CELLULAR & USE PROTECTION, LTD.
                       And LERIDGES INTERNATIONAL, INC.)
            (Exact name of Small Business Company in its charter)


     NEVADA                                                         88-0228274
(State  or  other jurisdiction of                             (IRS Employer
incorporation  or  organization)                           Identification No.)


                              1955 Moss Court,
           Kelowna, British Columbia, Canada                     V1Y 9L3
              (Address of principal executive offices)     (Zip Code)

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

             6,856,583 Shares of Common Stock ($.001 par value)
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

     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART  II:          Other  Information

     ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

                                    PART I

Item  1.  Financial  Statements:

Globus Cellular Ltd.
Balance Sheet
January 31, 1999

                        ASSETS
Current assets:
  Cash                                                  $        20,655
  Accounts receivable, other                                      4,934
  Inventories                                                     2,548
  Prepaid expenses                                                8,357
  Net assets of discontinued operation                           52,566
                                                            -----------
      Total current assets                                       89,059

Property and equipment, at cost, less
  accumulated depreciation of $55,293                            58,836

Other assets                                                     26,410
                                                            -----------
                                                        $       174,305
                                                            ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                      $        11,363
  Notes payable                                                   1,691
  Loans from stockholders                                       464,603
                                                            -----------
      Total current liabilities                                 477,656

Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                     -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  6,856,583 shares issued and
  outstanding                                                     6,857
 Additional paid-in capital                                   3,353,647
 Stock subscriptions                                               -
 Foreign exchange adjustment                                    (10,088)
 (Deficit)                                                   (3,653,767)
                                                            -----------
                                                               (303,352)
                                                            -----------
                                                        $       174,305
                                                            ===========


See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Operations
Three Months Ended January 31, 1999 and 1998

                                                            Three Months      Three Months
                                                             Ended               Ended
                                                          January 31,          January 31,
                                                              1999                1998
                                                         ------------         -----------
Revenue:
 Other income                                           $          147      $       615
                                                            -----------      -----------
                                                                   147              615

Other costs and expenses:
 General and administrative                                    151,348          227,634
 Research and development                                       10,065           11,041
                                                            -----------      -----------
                                                               161,413          238,675
                                                            -----------      -----------
Income (loss) from operations                                 (161,266)        (238,060)

Other income and (expense):
 Interest expense                                                 (825)          (2,799)
                                                            -----------      -----------
                                                                  (825)          (2,799)
                                                            -----------      -----------
Income (loss) from continuing operations
 before income taxes                                          (162,091)        (240,858)
Provision for income taxes                                       3,019              733
                                                            -----------      -----------
Income (loss) from continuing operations                      (159,073)        (240,125)

Income (loss) from discontinued operation
 net of income taxes of $3,019 and $733                          5,860            1,424
                                                            -----------       -----------
  Net income (loss)                                     $     (153,213)   $    (238,701)
                                                            ===========       ===========

Basic earnings (loss) per share:
 Net income (loss) from continuing operations           $        (0.02)   $        (0.03)
 Net income (loss) from discontinued operation                     -                 -
                                                            -----------       -----------
                                                        $        (0.02)   $        (0.03)
                                                            ===========       ===========

 Weighted average shares outstanding                          6,810,937        7,112,634
                                                            ===========       ===========

  Net income (loss)                                     $     (153,213)   $     (238,701)

   Foreign exchange gain net of income taxes                    27,718            15,416
                                                            -----------       -----------
  Comprehensive income (loss)                            $    (125,495)   $     (223,285)
                                                            ===========       ===========

See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Cash Flows
Three Months Ended January 31, 1999 and 1998

                                                          Three Months      Three Months
                                                             Ended             Ended
                                                           January 31,       January 31,
                                                              1999              1998
                                                            --------          --------
  Net cash provided by (used in)
   operating activities                                  $    (39,943)    $    (68,067)
                                                         ------------      -----------

Cash flows from investing activities:
  Purchase of equipment                                       (10,124)          (32,889)
                                                          -----------       -----------
  Net cash provided by (used in)
   investing activities                                       (10,124)          (32,889)

Cash flows from financing activities:
  Common stock sold for cash                                     -               59,199
  Increase in officer loans                                    39,249               -
  Repayment of notes payable                                     (199)              -
  Repayment of officer loans                                     -              (5,780)
                                                            -----------     -----------
  Net cash provided by (used in)
   financing activities                                        39,049            53,419
                                                            -----------      -----------
Increase (decrease) in cash                                   (11,018)          (47,537)
Cash and cash equivalents,
 beginning of period                                           31,673           349,133
                                                            -----------      -----------
Cash and cash equivalents,
 end of period                                            $    20,655      $    301,596
                                                            ===========     ===========



Supplemental cash flow information:
   Cash paid for interest                                 $        825       $      2,799
   Cash paid for income taxes                             $       -          $       -

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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended October 31, 1998.

Stockholders' equity

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended January 31, 1999 the Company issued 87,214 shares of its common stock pursuant to a registration statement on Form S-8. The shares issued were valued at $23,112 based on quoted market prices at the date the shares were authorized for issuance. Additionally during the period, the Company issued 24,658 shares of its restricted common stock for services provided to the Company valued at $6,200.

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

During the period ended January 31, 1999, the Company issued 87,214 shares of
its common stock pursuant to a registration statement on Form S-8.   The
shares issued were valued at $23,112 based on quoted market prices at the
date the shares were authorized for issuance.   Additionally, during the
period, the Company issued 24,658 shares of its restricted common stock for services provided to the Company valued at $6,200.

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

The Company entered into an employment contract with an officer.   The
agreement covers the period ended January 31, 1999 and provides for payments
aggregating $7,500 per month.   The agreement is expected to continue in
force until terminated by either party.

Additionally, the Company shall pursue a registration of its Common Shares and Class A and B Warrants and will, in part, rely on the subsequent exercise
of said Warrants.   Any additional funds raised and any revenues received
from sale of Company's products will enable Company to expand its plan of operations by increasing its production and expanding its product line.

During the three months ended January 31, 1999, the Company purchased equipment valued at $10,124 resulting in net cash provided used in investing activities of $10,124.

During the three months ended January 31, 1998, the Company purchased
equipment valued at $32,889 and paid trademark costs of $1,888.   As a
result, net cash used in investing activities was $31,002 for the three months ending January 31, 1998.

During the three months ended January 31, 1999, the Company had an
increase in officer loans of $39,249.   For that same period, the Company
repaid $199 of notes payable. As a result, the Company had net cash provided by financing activities of $39,049.

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


Results of Operations.

Results  of  Operations.  For the three months ended January 31, 1999
compared to January 31, 1998.   The Company only has minimal revenue of
$147 for the three months ended January 31, 1999 compared to $615 for the
three months ended January 31, 1998.   The Company had research and
development costs of $10,065 for the three months ended January 31, 1999 compared to $11,041 for the three months ended January 31, 1998.

General and administrative expenses for the three months ended January 31,
1999 were $151,348.   These expenses consisted primarily of accounting
($3,128), consulting ($23,509), legal fees ($10,750), marketing expense ($11,103), office expense ($3,921), promotion ($5,223), profession fees ($2,684), rent ($1,359), telephone ($3,591), travel ($11,282) and wages
($10,339). The Company had technology lease expense of $30,000 for the three months ended January 31, 1999 and made management contract payments
of $22,500.   For the three months ended January 31, 1999, the Company had depreciation of $4,000 and amortization of $3,000 for the period ended January 31, 1999.

General and administrative expenses for the three months ended January 31,
1998 were $227,634   These expenses consisted primarily of accounting
($7,206), consulting ($99,048), legal fees ($9,769), office expense ($4,272), promotion ($22,806), rent ($2,711), telephone ($2,083), travel
($6,832) and wages ($110,666).  The Company had technology lease expense of $30,000 for the three months ended January 31, 1998 and made management
contract payments of $22,500.   For the three months ended January 31,
1998, the Company had depreciation of $4,000 and amortization of $1,888 for the period ended January 31, 1998.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.




Date:  April 20, 1999                       /s/  Dr. Paul F. Bickert

                                             ---------------------------
                                             Dr. Paul F. Bickert,
President