Form 10QSB
period 1999-04-30
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1999-09-20
CIK 939402

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended April 30, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      EXCHANGE ACT
For the transition period                 to

Commission file number     -    0-25614

                GLOBUS CELLULAR, LTD.
                (formerly Globus Cellular & User Protection, Ltd.) (Exact name of Small Business Issuer in its charter)

     NEVADA                                       88-0228274
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


1955 Moss Court, Kelowna, British Columbia, Canada           V1Y 9L3
(Address of principal executive offices)                   (Zip Code)

Registrant's Telephone number, including area code:    (250) 860-3130

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

                9,087,082 Shares of Common Stock ($.001 par value)
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

                                            PART I

Item 1. Financial Statements:

Globus Cellular Ltd.
Balance Sheet
April 30, 1999

                       ASSETS
Current assets:
  Cash                                               $        406,168
  Accounts receivable, other                                   15,288
  Inventories                                                   2,548
  Prepaid expenses                                             15,668
  Net assets of discontinued operation                         56,724
                                                          -----------
      Total current assets                                    496,395

Property and equipment, at cost, less
  accumulated depreciation of $59,293                          97,082

Other assets                                                   23,410
                                                          -----------
                                                     $        616,887
                                                          ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $          9,309
  Notes payable                                                 1,421
  Loans from stockholders                                     442,417
                                                          -----------
      Total current liabilities                               453,147


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                   -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  9,087,082 shares issued and
  outstanding                                                    9,087
 Additional paid-in capital                                  4,020,294
 Stock subscriptions                                           117,790
 Foreign exchange adjustment                                    (8,469)
 (Deficit)                                                  (3,974,962)
                                                           -----------
                                                               163,740
                                                           -----------
                                                       $       616,887
                                                           ===========


See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Operations
Three Months and Six Months Ended April 30, 1999 and 1998

                                                 Three Months       Three Months        Six Months         Six Months
                                                    Ended              Ended              Ended              Ended
                                                  April 30,          April 30,          April 30,          April 30,
                                                    1999               1998               1999               1998
                                                   --------           --------           --------           --------
Revenue:
 Other income                                     $     117          $   7,726          $     265          $   9,103
                                                  ----------        -----------        -----------        -----------
                                                        117              7,726                265              9,103

Other costs and expenses:
 General and administrative                         325,445             174,306           476,793            406,968
 Research and development                            11,676              16,002            21,741             27,043
                                                 -----------        -----------        -----------        -----------
                                                    337,121             190,308           498,534            434,011
                                                 -----------        -----------        -----------        -----------
Income (loss) from operations                      (337,004)           (182,582)         (498,270)          (424,908)

Other income and (expense):
 Interest expense                                    (2,313)             (5,551)           (3,139)            (8,350)
                                                 -----------        -----------        -----------        -----------
                                                     (2,313)             (5,551)           (3,139)            (8,350)
                                                 -----------        -----------        -----------        -----------
Income (loss) from continuing operations
 before income taxes                               (339,317)           (188,133)          (501,408)          (433,258)
Provision for income taxes                            6,162                 743              9,180              1,706
                                                 -----------        -----------        -----------        -----------
Income (loss) from continuing operations           (333,155)           (187,390)          (492,228)          (431,552)

Income (loss) from discontinued operation
 net of income taxes of $9,180 and $1,70             11,961               4,207             17,820              9,667
                                                -----------        -----------        -----------        -----------
  Net income (loss)                            $   (321,195)        $  (183,183)      $   (474,408)      $   (421,885)
                                                ===========         ===========        ===========        ===========

Basic earnings (loss) per share:
 Net income (loss) from continuing operations  $      (0.04)        $     (0.03)       $     (0.07)       $     (0.06)
 Net income (loss) from discontinued operation          -                   -                  -                  -
                                                 -----------        -----------        -----------        -----------
                                               $      (0.04)        $     (0.03)       $     (0.07)       $     (0.06)
                                                 ===========        ===========        ===========        ===========

 Weighted average shares outstanding               7,877,747          7,235,985          7,344,342          7,174,309
                                                 ===========        ===========        ===========        ===========

  Net income (loss)                            $   (321,135)        $  (183,183)        $ (474,408)       $  (421,885)
   Foreign exchange gain (loss) net of
    income taxes                                     15,897              (2,032)            43,615             (8,172)
                                                 -----------        -----------        -----------        -----------
  Comprehensive income (loss)                  $   (305,298)        $  (185,215)       $  (430,793)       $  (430,057)
                                                 ===========
===========        ===========        ===========

See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Cash Flows
Six Months Ended April 30, 1999 and 1998

                                              Six Months         Six Months
                                                 Ended              Ended
                                               April 30,          April 30,
                                                 1999               1998
                                               --------           --------
  Net cash provided by (used in)
   operating activities                      $  (83,901)        $ (174,203)
                                            ------------       ------------

Cash flows from investing activities:
  Purchase of equipment                         (52,370)           (38,462)
                                             -----------        -----------
  Net cash provided by (used in)
   investing activities                         (52,370)           (38,462)

Cash flows from financing activities:
  Common stock sold for cash                     503,823             59,199
  Repayment of notes payable                        (469)           (49,476)
  Increase in officer loans                        7,412                  -
                                              -----------        ----------
  Net cash provided by (used in)
   financing activities                          510,766               9,723
                                              -----------         ----------
Increase (decrease) in cash                      374,495            (202,942)
Cash and cash equivalents,
 beginning of period                              31,673             349,133
                                              -----------        -----------
Cash and cash equivalents,
 end of period                                $  406,168         $   146,191
                                              ===========        ===========






  See accompanying notes to financial statements.

Globus Cellular & User Protection, Ltd.
Notes to Financial Statements
April 30, 1999


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

During the period ended April 30, 1999 the Company issued 251,957 shares of its common stock pursuant to a registration statement on Form S-8. The shares issued were valued at $115,777 based on quoted market prices at the date the shares were authorized for issuance. Additionally during the period, the Company issued 37,500 shares of its restricted common stock for services provided to the Company valued at $7,695.

The Company's president and principal shareholder agreed to accept 238,055 shares of the Company's restricted common stock as payment of $42,850 of outstanding advances to the Company. Additionally, the Company sold 1,816,659 shares of its restricted common stock for cash aggregating $386,033 and accepted an additional $117,790 in cash as subscriptions to common stock.

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

During the period ended April 30, 1999, the Company issued 251,957 shares of its common stock pursuant to a registration statement on Form S-8. The shares issued were valued at $115,777 based on quoted market prices at the date the shares were authorized for issuance. Additionally, during the period, the Company issued 37,500 shares of its restricted common stock for services provided to the Company valued at $7,695. No dividends have been declared since the inception of the Company nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

Commitments and Contingencies.   The Company has an agreement with Dr.
Paul F. Bickert (its founder, product inventor, President and General Manager, Director and major stockholder) to pay Dr. Bickert lease of technology payments of $10,000 (US) monthly for the technology utilized in the Company's products. This agreement expires in 2002, with an option to renew. Total payments required under this lease are as follows: 1999 $120,000 2000 120,000 2001 120,000 2002 40,000 - --------
- $400,000 During May 1997, the Company entered into a royalty agreement whereby Dr. Bickert is to receive a 4% royalty fee on gross receipts from the sale of products incorporating newly developed technology for a high performance antenna for a portable communication device.

The Company entered into an employment contract with an officer. The agreement covers the period ended April 30, 1999 and provides for payments aggregating $7,500 per month. The agreement is expected to continue in force until terminated by either party. Additionally, the Company shall pursue a registration of its Common Shares and Class A and B Warrants and will, in part, rely on the subsequent exercise of said Warrants. Any additional funds raised and any revenues received from sale of Company's products will enable Company to expand its plan of operations by increasing its production and expanding its product line.

During the six months ended April 30, 1999, the Company purchased equipment valued at $52,370 resulting in net cash provided used in investing activities of $52,370.

During the six months ended April 30, 1998, the Company purchased equipment valued at $38,462. As a result, net cash used in investing activities was $38,462 for the six months ending April 30, 1998.

During the six months ended April 30, 1999, the Company had an increase in officer loans of $7,412. For that same period, the Company repaid $469 of notes payable and received $503,823 from the sale of its common stock. As a result, the Company had net cash provided by financing activities of $510,766.

During the six months ended April 30, 1998, the Company sold common stock for cash of $59,199 and repaid $49,476 of officer loans. As a result, the Company has net cash used in financing activities of $9,723.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on net sales, revenues or income from its operations. However, the Company's product is new in the market and there are no assurances it can be marketed successfully and/or profitably.

Results of Operations.   For the six months ended April 30, 1999
compared to April 30, 1998.   The Company only has minimal revenue of
$265 for the six months ended April 30, 1999 compared to $9,103 for the
six months ended April 30, 1998.   The Company had research and
development costs of $21,741 for the six months ended April 30, 1999 compared to $27,043 for the six months ended April 30, 1998.

General and administrative expenses for the six months ended April 30,
1999 were $476,793.     These expenses consisted primarily of
accounting ($10,127), advertising ($3,027), finders fees ($21,445) consulting ($15,506), legal fees ($26,137), marketing expense ($16,970), office expense ($15,001), promotion ($5,855), rent
($13,043), telephone ($5,547), investor relations ($22,153), travel
($30,841) and wages ($40,521).   The Company paid technology lease
payments of $60,000, director fees of $48,000 and management payments
of $45,000.   For the six months ended April 30, 1999, the Company had
depreciation of $8,000 and amortization of $6,000.

General and administrative expenses for the six months ended April 30,
1998 were $406,968.    These expenses consisted primarily of accounting
($14,504), consulting ($168,374), legal fees ($25,447), office expense ($8,023), promotion ($1,844), rent ($5,410), telephone ($3,812), travel
($11,171) and wages ($25,529). The Company had technology lease expense of $60,000 for the six months ended April 30, 1999 and made management contract payments of $45,000. For the six months ended April 30, 1998, the Company had depreciation of $12,100 and amortization of $3,776.

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




Date:   June 20, 1999          /s/  Bernard Penner
                              -------------------------------

                              Bernard Penner, President