Form 10QSB
period 1999-07-30
GLOBUS CELLULAR & USER PROTECTION LTD
filed 1999-09-20
CIK 939402

                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the Quarter ended July 31, 1999

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

                10,257,144 Shares of Common Stock ($.001 par value)
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

                                            PART I

Item 1. Financial Statements:

Globus Cellular Ltd.
Balance Sheet
July 31, 1999

                            ASSETS
Current assets:
  Cash                                                          $    319,108
  Accounts receivable, other                                          15,833
  Inventories                                                          2,548
  Prepaid expenses                                                    24,709
  Net assets of discontinued operation                                55,392
                                                                 -----------
      Total current assets                                           417,589

Property and equipment, at cost, less
  accumulated depreciation of $59,293                                196,454

Other assets                                                          20,410
                                                                 -----------
                                                                $    634,453
                                                                 ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $      1,392
  Notes payable                                                        1,057
  Loans from stockholders                                            321,175
                                                                 -----------
      Total current liabilities                                      323,623


Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                          -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  10,257,144 shares issued and
  outstanding                                                         10,257
 Additional paid-in capital                                        4,327,719
 Stock subscriptions                                                 117,790
 Foreign exchange adjustment                                         (22,857)
 (Deficit)                                                        (4,122,080)
                                                                 -----------
                                                                     310,829
                                                                 -----------
                                                                $    634,453
                                                                 ===========



See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Operations
Three Months and Nine Months Ended July 31, 1999 and 1998

                                                           Three Months       Three Months        Nine Months
Nine Months
                                                               Ended              Ended              Ended              Ended
                                                               July               July               July               July
                                                               1999               1998               1999               1998
                                                             --------           --------           --------           --------
Revenue:
 Other income                                            $      1,338       $        667       $      1,603       $      9,770
                                                          -----------        -----------        -----------        -----------
                                                                1,338                667              1,603              9,770

Other costs and expenses:
 General and administrative                                   137,882            124,879            614,675            531,847
 Research and development                                      15,191             19,895             36,932             46,938
                                                          -----------        -----------        -----------        -----------
                                                              153,073            144,774            651,607            578,785
                                                          -----------        -----------        -----------        -----------
Income (loss) from operations                                (151,736)          (144,107)          (650,005)          (569,015)

Other income and (expense):
 Interest expense                                              (1,557)              (327)            (4,696)            (8,677)
                                                          -----------        -----------        -----------        -----------
                                                               (1,557)              (327)            (4,696)            (8,677)
                                                          -----------        -----------        -----------        -----------
Income (loss) from continuing operations
 before income taxes                                         (153,292)          (144,434)          (654,700)          (577,692)
Provision for income taxes                                      2,099              6,036             11,279              7,742
                                                          -----------        -----------        -----------        -----------
Income (loss) from continuing operations                     (151,193)          (138,398)          (643,421)          (569,950)

Income (loss) from discontinued operation
 net of income taxes of $11,279 and $7,742                      4,075              4,207             21,895             15,029
                                                          -----------        -----------        -----------        -----------
  Net income (loss)                                      $   (147,118)      $   (134,191)      $   (621,526)      $   (554,921)
                                                          ===========        ===========        ===========        ===========

Basic earnings (loss) per share:
 Net income (loss) from continuing operations            $      (0.02)      $      (0.02)      $      (0.09)      $      (0.08)
 Net income (loss) from discontinued operation                      -               0.00               0.00               0.00
                                                          -----------        -----------        -----------        -----------
                                                         $      (0.02)      $      (0.02)      $      (0.08)      $      (0.08)
                                                          ===========        ===========        ===========        ===========

 Weighted average shares outstanding                        7,877,747          7,235,985          7,344,342          7,174,309
                                                          ===========        ===========        ===========        ===========

  Net income (loss)                                      $   (147,118)      $   (134,191)      $   (621,526)      $   (554,921)
   Foreign exchange gain (loss) net of
    income taxes                                              (24,325)            (1,578)            19,290             (9,750)
                                                          -----------        -----------        -----------        -----------
  Comprehensive income (loss)                            $   (171,443)      $   (135,769)      $   (602,236)      $   (564,671)
                                                          ===========        ===========        ===========        ===========

See accompanying notes to financial statements.

Globus Cellular Ltd.
Statements of Cash Flows
Nine Months Ended July 31, 1999 and 1998

                                                                   Nine Months        Nine Months
                                                                      Ended              Ended
                                                                      July               July
                                                                      1999               1998
                                                                    --------           --------
  Net cash provided by (used in)
   operating activities                                             (284,115)          (186,155)
                                                                ------------       ------------

Cash flows from investing activities:
  Purchase of equipment                                             (156,742)           (97,325)
                                                                 -----------        -----------
  Net cash provided by (used in)
   investing activities                                             (156,742)           (97,325)

Cash flows from financing activities:
  Common stock sold for cash                                         872,955            101,733
  Repayment of notes payable                                            (833)               -
  Repayment of officer loans                                        (143,830)           (55,021)
                                                                 -----------        -----------
  Net cash provided by (used in)
   financing activities                                              728,292             46,712
                                                                 -----------        -----------
Increase (decrease) in cash                                          287,435           (236,768)
Cash and cash equivalents,
 beginning of period                                                  31,673            349,133
                                                                 -----------        -----------
Cash and cash equivalents,
 end of period                                                  $    319,108       $    112,365
                                                                 ===========        ===========

Globus Cellular & User Protection, Ltd.
Notes to Financial Statements
July 31, 1999


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

During the period ended July 31, 1999 the Company issued 251,957 shares of its common stock pursuant to a registration statement on Form S-8. The shares issued were valued at $115,777 based on quoted market prices at the date the shares were authorized for issuance. Additionally during the period, the Company issued 41,770 shares of its restricted common stock for services provided to the Company valued at $10,364.

The Company's past president (retired effective June 4, 1999) and principal shareholder agreed to accept 238,055 shares of the Company's restricted common stock as payment of $42,850 of outstanding advances to the Company. Additionally, the Company sold 2,566,659 shares of its restricted common stock for cash aggregating $669,465 and accepted an additional $117,790 in cash as subscriptions to common stock.




       See accompanying notes to financial statements.

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

During the period ended July 31, 1999, the Company issued 251,957 shares of its common stock pursuant to a registration statement on Form S-8. The shares issued were valued at $115,777 based on quoted market prices at the date the shares were authorized for issuance. Additionally, during the period, the Company issued 37,500 shares of its restricted common stock for services provided to the Company valued at $7,695. No dividends have been declared since the inception of the Company nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

Commitments and Contingencies.   The Company has an agreement with Dr.
Paul F. Bickert (its founder, past President and General Manager, past Director and major stockholder) to pay Dr. Bickert lease of technology payments of $10,000 (US) monthly for the technology utilized in the Company's products. This agreement expires in 2002, with an option to renew. Total payments required under this lease are as follows: 1999
$120,000 2000 120,000 2001 120,000 2002 40,000 -  $400,000.   During
May 1997, the Company entered into a royalty agreement whereby Dr. Bickert is to receive a 4% royalty fee on gross receipts from the sale of products incorporating newly developed technology for a high performance antenna for a portable communication device.

The Company's past president and principal shareholder agreed to accept 238,055 shares of the Company's restricted common stock as payment of $42,850 of outstanding advances to the Company.

During the nine months ended July 31, 1999, the Company purchased equipment valued at $156,742 resulting in net cash provided used in investing activities of $156,742.

During the nine months ended July 31, 1998, the Company purchased equipment valued at $97,325. As a result, net cash used in investing activities was $97,325 for the nine months ending July 31, 1998.

During the nine months ended July 31, 1999, the Company repaid officer
loans of $143,830.   Additionally, the Company repaid $833 of notes
payable and received $872,955 from the sale of its common stock. As a result, the Company had net cash provided by financing activities of $728,292.

During the nine months ended July 31, 1998, the Company sold common stock for cash of $101,733 and repaid $55,021 of officer loans. As a result, the Company has net cash used in financing activities of $46,712.

The Company is not presently aware of any known trends, events or uncertainties that may have a material impact on net sales, revenues or income from its operations. However, the Company's product is new in the market and there are no assurances it can be marketed successfully and/or profitably.

Results of Operations.   For the nine months ended July 31, 1999
compared to July 31, 1998.   The Company only has minimal revenue of
$1,603 for the nine months ended July 31, 1999 compared to $9,770 for
the nine months ended July 31, 1998.   The Company had research and
development costs of $36,932 for the nine months ended July 31, 1999 compared to $46,938 for the nine months ended July 31, 1998.

General and administrative expenses for the nine months ended July 31,
1999 were $614,675.     These expenses consisted primarily of
accounting ($11,840), advertising ($3,067), consulting ($179,319), legal fees ($25,664), marketing expense ($16,962), office expense ($17,262), promotion ($5,853), rent ($19,821), telephone ($6,761), investor relations ($28,127), travel ($41,623) and wages ($11,153).
The Company paid technology lease payments of $90,000, director fees of
$48,000 and management payments of $46,000.   For the nine months ended
July 31, 1999, the Company had depreciation of $13,000 and amortization of $9,000.

General and administrative expenses for the nine months ended July 31,
1998 were $531,847.    These expenses consisted primarily of accounting
($16,733), consulting ($194,111), legal fees ($26,892), office expense ($10,736), promotion ($28,161), rent ($8,096), telephone ($5,643), travel ($11,898) and wages ($48,047). The Company had technology lease expense of $90,000 for the nine months ended July 31, 1999 and made management contract payments of $67,500. For the nine months ended July 31, 1998, the Company had depreciation of $15,200 and amortization of $5,664.

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




Date:   September 15, 1999          /s/  Bernard Penner
                              -------------------------------

                              Bernard Penner, President