Form 10KSB
period 1999-10-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 2000-04-12
CIK 939402

                                 FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                    Washington,  D.C.  20549
     [X]       15,ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES  EXCHANGE  ACT  OF  1934
                 For  the  fiscal  year  ended:  10/31/99
                                      OR
     [ ]       15,TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(D)  OF  THE  SECURITIES  EXCHANGE ACT OF 1934
     For the transition period from _____________  to  _______________
                Commission  file  number:    0-25614

                        GLOBUS WIRELESS, LTD.
                   (formerly Globus Cellular, Ltd.
                   Globus Cellular & User Protection, Ltd.
                       And Leridges International, Inc.)
          (Exact name of Small Business Company in its charter)

     NEVADA                                      88-0228274
(State or other jurisdiction  of          (I.R.S. Employer
 incorporation or organization            Identification No.)

   1955 Moss Court
   Kelowna, British Columbia, Canada            V1Y  9L3
 (Address of principal executive offices)   (Zip Code)

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

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[x]

The Company's revenues for its most recent fiscal year were $0.00. As of October 31, 1999, the market value of the Company's voting $.00l par value common stock held by non-affiliates of the Company was $23,427,844.

The number of shares outstanding of Company's only class of common stock, as of October 31,1999 was 11,079,930 shares of its $.001 par value common stock. Check whether the Issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan
confirmed by a court. Yes  __x__    No _____
No documents are incorporated into the text by reference.

Transitional  Small  Business  Disclosure  Format  (check  one)
 Yes                No     x
     --------          --------

                                    PART I
FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes both historical and forward-looking statements. Any forward-looking statements contained herein are based on Globus Wireless, Ltd's (the "Company) current expectations and projections about future events. All forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including anticipated growth strategies, anticipated trends in the business, including trends in technology and growth of the wireless communication industry, and future business directions for the Company and associated financial commitments.

The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled "Management's Discussion And Analysis of Financial Condition and Results of Operations."

ITEM 1.   BUSINESS - General

Globus Wireless, Ltd., with its wholly-owned subsidiary Celltech Research Inc. ("Celltech"), is engaged in the research, design, manufacture, marketing and distribution of wireless communication products. The Company has three primary objectives: to become a leading provider of wireless antennae solutions and antennae product for Original Equipment Manufacturers ("OEMs); to become a major supplier of quality wireless phone accessories in North America, South America, Latin American and South Korean markets, through sales to industry dealer organizations, buyer groups, major retail networks and service providers; and to secure new marketing, manufacturing and technology opportunities in the wireless communication industry which are synonymous with the Company's commitment to market products which enhance performance, reduce operating costs and/or improve efficiency, and which will provide significant earnings to the Company.

The Company's recently debuted "Voyager Battery" is a new technology that eliminates the need for an external charger for wireless phones by plugging directly in to a standard AC outlet. In late 1999 the Company announced a partnership with Auden Technology of Pa-Te City, R.O.C., to develop and market ceramic embedded antennae for wireless devices.

Globus Wireless, Ltd., originally Daytona-Pacific Corporation, was incorporated June 10, 1987, under the laws of the State of Nevada.
On October 18, 1994 the Company acquired all of the assets of Globus Cellular & User Protection Ltd. (Canada), a corporation formed in the Province of British Columbia, Canada, on July 28, 1993.

With the move to wireless technology the Company's name changed to Globus Cellular & User Protection Ltd. On September 19, 1995, the Company became a publicly traded corporation, trading on the NASD Over-the-Counter (OTC) Bulletin Board. In August 1997, the Company changed its name to Globus Cellular, Ltd.

In June 1999 there was a change in the management of the Company following the resignation of the President and CEO. The Board of Directors subsequently appointed a new executive group to manage the business of the Company. Past Vice President (1994-97) Mr. Bernard Penner was appointed President, CEO and Chairman; past General Manager Mr. Nick Wizinsky was appointed Chief Operations Officer and Secretary Treasurer; and Mr. Cary Tremblay was appointed Vice President Marketing & Sales. The Executive was directed by the Board to move the Company forward from being a development company to an operational concern with proven product, manufacturing capabilities, marketing and sales revenue and profitability.

On December 9, 1999 the Company name was changed to Globus Wireless, Ltd., the name being more indicative of the Company's expertise, technologies and new product lines, which are applicable to all industry protocols as well as applications outside the wireless industry. The Company remains listed on the OTC Bulletin Board, under the trading symbol GBWL.

Globus, with Celltech serving as a solutions provider, continues to research new applications and is developing new antennae technology platforms to meet the changing requirements of wireless communication devices.

Employees

The Company has eleven full time employees in operations and research. In September of 1999 Celltech Research Inc., located in Kelowna, British Columbia, Canada, officially opened a state-of-the-art testing and engineering services lab for compliance testing and antenna design. The Company currently maintains offices at Celltech's location in Kelowna.

Competition

The Company is not aware of any direct competition for its core antenna technologies that focus on low radiation and high performance. There are several antenna manufacture and supply firms in the marketplace providing a variety of antenna technologies however, Globus has established certain expertise in antenna design and research, particularly in the areas of low radiation and high performance, via it's wholly-owned subsidiary Celltech Research.

Globus and Celltech's commitment to design and engineer low radiation high performance antennae was brought about by growing concerns over SAR levels being experienced by users of wireless phones (SAR - specific absorption rate, a measurement to determine the amount of microwave radiation absorbed by human tissue). Throughout the 1990s there has been increasing industry, consumer and government awareness of the issues of radiation levels and exposure limits. OEMs are now facing stringent FCC compliance guidelines and having to satisfy the demands of major carrier buyers seeking high conductive power and sufficient Effective Radiated Power (ERP/EIRP), coupled with increased consumer demand for better all-round performance. Globus is marketed as a solution provider, providing testing results and antenna and phone shielding design solutions that can assist OEMs in meeting applicable government regulations and consumer performance requirements.

Celltech, in addition to serving the OEM design and testing requirements of Globus OEM clientele, provides independent testing services to other OEMs. In these capacities Celltech is competing with a very limited number of like qualified testing labs around the world, based primarily in North America and Europe. Through to year end the Company had expended over $500,000 in upgrading the research and testing equipment at Celltech labs.

The Company has recently launched the Globus Accessory Line, a full line of high performance wireless phone accessories starting with 35 core products and over 400 models to fit the lifestyles of a wide range of users. Globus Accessories are marketed in North America, South America, Latin America and in Korea. There are competitors to the product line in these and other world markets. The Company's product line has a proven track record in the European marketplace.
Competition with similar products, if any, would be on the basis of price, performance and quality of the products. Certain products, such as the Company's VoyagerT Battery, provide an exclusive technology leadership position.

Principal Product

The Company's original wireless industry product was a shielding device, sold as an aftermarket add-on for cellular phones. Low market acceptance and performance factors led to the Company abandoning any further progression of the shielding technology in late 1994, in favor of research into new antenna technologies. By early 1995 researchers at the Company had identified a new antenna technology.

From 1995 to 1999 the Company was a development stage company. Research prototype antennae were continually designed and tested by researchers at Globus as they pursued advancements in near field radiation reduction and far field performance enhancement. An extensive patent program commenced.

Research efforts were to be bolstered when on August 16, 1996, the United States Federal Communications Commission came out with new stringent guidelines for the cellular industry manufacturers of phone devises requiring that these products not exceed certain radiation exposure levels to users. These guidelines force manufacturers into compliance by either tuning down the output of the phones or redesigning the antennas to reduce exposure to users.

Since 1995 the Company's research and testing capabilities have been developed in-house and with the assistance of Canada's National

Research Counsel, providing grant monies as well as assisting the Company in its relationship with the Department of Physics of Okanagan
College University (OCU) in British Columbia.   Various research
efforts were led by Dr. Dan Murray (as Director of Research from 1994 to 1997, from the Dept. of Physics at the Okanagan College University),
and more recently by Mr. Shawn McMillen.   It was not until late 1999
that the Company's various research efforts resulted in an antenna technology that could meet the specifications required by OEMs and the US Federal Communications Commission.

It would however, take until late 1999 before the Company could meet exacting specifications demanded by OEMs and the marketplace.

Today, with Celltech labs providing Globus on-going research, design advancements and unique testing capabilities the Company now has several antennae technology platforms of significant interest to the
wireless equipment OEM industry.   Currently there are two OEM
prototype design programs underway, and additional OEMs are utilizing the testing services now available to industry members. Until such time as the Company secures a purchase commitment for Globus-designed and manufactured antennae, all design, research and testing contracts are held confidential.

Patents

The Company, since 1995, has incurred significant expense in patenting fees for its antenna technology. A favorable opinion on the technology was granted by the International Patent Cooperation Treaty Examiner and subsequently patents have been issued in the United States and in Europe. Patent applications are in various states of pendency in
several other jurisdictions.   In December 1999 the Company filed a
statement of claim in British Columbia Supreme Court to confirm rightful ownership of its antenna technology. The Company seeks full
return of patent rights.   A further explanation of the Statement of
Claim is provided in Item 3 - Legal Proceedings.

With supporting facilities at Celltech the Company will continue filing for patent protection of new antennae designs. It is the Company's policy to seek patent protection in the major industrial markets firstly, and to then seek protection in emerging markets where wireless networks are or will be surpassing growth of traditional land-based communication networks.

Marketing

The world wide wireless industry has been and will continue to demonstrate tremendous growth. In less than a decade it has become a trillion US dollar industry. The emergence of new wireless platforms that are able to converge with the other technologies are opening up new markets worldwide. Lower acquisition and operating costs for the consumer are making wireless technology more accessible each day. So much so that in some markets in Asia Pacific wireless is starting to directly compete with traditional landline services. There are conflicting analyst projections regarding the rate of growth, but there is consensus the industry will continue to experience explosive growth.

In providing customized antennae solutions coupled with trade secret shielding application technologies, the Company is well positioned to capitalize on the growth that is projected for wireless handset manufacturers segment of the industry. Industry analysts like the Yankee Group predict that world wide production of wireless handsets will exceed 500 million units in the next 24 months.

The primary objective of the Company's R&D division, Celltech, is to assist OEMs with their product compliance to Federal Communications Commission guidelines for SAR and Effective Radiated Power (ERP/EIRP) emissions, simultaneously providing real-world performance enhancing solutions as demanded from the marketplace.

Since opening Celltech labs in September 1999 the Company has received growing recognition from OEMs for the unique services now offered, and the Company is forging a leadership position as a wireless solution provider.

The Company's plans include a diversification of product offerings in wireless technology, which has led to the development of the Globus Accessories Line. The Company can now utilize relationships with potential OEM customers as well as capitalize on strategic alliances and opportunities with large retail chains, service providers and the wireless dealer organizations in this market segment. The Company anticipates healthy revenues from this product channel.

The Company reached an exclusive agreement with 2001 Technology Inc. of Taipei, R.O.C., for distribution of its wireless accessories line, in July 1999. The agreement significantly reduced the Company's own development costs and time to market. The product line has been highly successful in Europe and the Company expects similar success in the Americas and Korean markets. Launch of the line commenced in Las Vegas at Consumer Electronic Show in January 2000 and the Cellular Telephone Industry Association show in New Orleans in February. A comprehensive online dealer e-commerce program will support marketing efforts.

In the next year the Company will continue to explore new market and technology opportunities in the industry.

Manufacturing

Focusing on the design and engineering of antennae and other wireless technologies, in 1999 the Company elected to outsource manufacturing of its product line.

In late 1999 the Company announced it had secured an agreement with Auden Technology Manufacturing for the purposes of manufacturing antennae product designed and engineered at Celltech labs. Auden has current capacity for 14.4 million units per year and will integrate the Company's antenna design processes, technologies and wireless engineering services into their manufacturing processes. The agreement positions the Company to satisfy OEM requirements for ISO 9001 and ISO 9002 certification, as well as providing complete turnkey antenna services from testing through to prototype design and manufacturing. Finished product are to be shipped direct to the OEMs, many of which are also based in the Far East.

Environmental Regulations

According to federal environmental regulators, both the US and Canada, the Company's antennae and other wireless accessories product are considered passive devices and, as such, fall outside the scope of Radiation Emitting Devices Regulations. At present there are no federal environmental regulations to which the Company's product is subject. Currently, the US government, through the FCC, has set guidelines for antenna radiation emission levels, measured in conjunction with the operation of a wireless phone. The Company's antennae products are designed to assist wireless phone OEMs whose product must satisfy these guidelines.

There is no assurance, however, that specific regulations on antennae product will not be implemented in the future, by FCC or other government agencies, and the Company will be required to comply therewith.

Globus Accessory Line products are tested and in compliance with their respective standards.

Research & Development

For the year ended October 31, 1999 the Company has expensed approximately $70,745 in research & development. Design and engineering of antenna technologies have been the primary focus of the Company's research and development efforts. Research efforts have been further defined to focus on resolving emissions and design issues to enable clients to get their products to market as quickly as possible.

The opening of Celltech in 1999 provides the Company with the
opportunity to serve as a solutions provider to OEMs.   In addition to
providing antenna design and engineering services, Celltech provides for FCC compliance testing and performance testing. Mr. Shawn McMillen, General Manager for Celltech, is recognized in the wireless industry as a leading SAR expert and has extensive experience in antenna research and FCC compliance testing.

The Celltech lab has garnered considerable attention among wireless handset producers and is gaining a reputation as one of the most progressive solutions providers in the industry. The new lab facilities are proving to be an effective catalyst in pursuit of the Company's marketing goals for its various antennae technologies.

Liability Insurance; Indemnification

The Company has a general liability, fire and medical insurance policy of insurance to protect against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. It presently pays $2470 annually for $2,000,000 coverage. There is no assurance, however, that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or its business operations or products. Any such liability that might arise could be substantial and may exceed the assets of the Company. The Articles of Incorporation and By-Laws of the Company provide for indemnification of its officers and directors to the fullest extent permitted under Nevada law. However, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons, it is the opinion of the Securities Exchange Commission such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.


ITEM 2.  PROPERTIES.

On January 1, 1999 the Company opened offices at the site now housing Celltech Research Labs, in Kelowna, British Columbia. The facility is a stand-alone 6000 sq.ft. winged style building, with cement block construction, and provides for office space for corporate, marketing, administration, Canadian sales warehousing and distribution as well as housing the lab facilities of Celltech. The Company leases the facility at $2467 per month.

It is the Company's policy to lease required operations facilities, as may be required, and it is anticipated that expanded facilities, primarily for marketing and distribution, will be required in the next year.

From 1993 to 1998 the Company operated from a 1600 sq.ft. warehouse unit facility in Kelowna, British Columbia.


ITEM 3.    LEGAL PROCEEDINGS.

In 1997 a successor company to Idex, 2834332 Canada Inc., filed an action in Supreme Court of the State of New York against the Company and its past President Paul Bickert. In late 1999 the Company settled the action out of court.

In December 1999 the Company filed a Statement of Claim in British Columbia Supreme Court to confirm rightful ownership of its antenna technology and a declaration that license and other agreements related to that antenna technology under which Dr. Paul Bickert was paid
monies, are void.   The Company asserted that Dr. Paul Bickert breached
fiduciary duties as a director and president of the Company when license and other agreements were improperly executed with him in his
personal capacity.   In addition to confirmation of ownership of patent
rights, the Company seeks unspecified damages including a full accounting of all monies paid by the Company to Dr. Paul Bickert and for an order that he repay to the Company all monies received in breach of his fiduciary duties and all monies received without proper
authorization of the Company.   On the advice of counsel, the Company
believes its claims to be meritorious.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 9, 1999 the Company held its 1998 Annual Meeting of
Stockholders, for fiscal year ending October 31, 1998.   The following
matters were submitted to a vote of the Company's security holders, through the solicitation of proxies.

1.	Election of Directors

2.	Approval of James E. Schiefley & Associates, P.C., as
Independent Certified Accountants for fiscal year ended
October 31, 1999

3.	Approval of a name change of the Company to Globus
Wireless, Ltd.

4.	Approval for an Amendment to the Bylaws to specifically
allow the Chairman of the Board of Directors to break a tie vote, if the number of Directors is even.

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

        Quarter  Ended                 High  Bid               Low Bid
              1/31/98                     .656                     .656
              4/30/98                     .531                     .500
              7/30/98                     .375                     .375
             10/31/98                     .250                     .250
              1/31/99                     .343                     .218
              4/30/99                    1.656                     .562
              7/31/99                    3.250                    1.218
             10/31/99                    2.625                    1.968

The approximate number of holders of record of the Company's $.001 par
value common stock, as of October 31, 1999, was 298.   Currently, as of
February 11, 2000, there are 320 holders of record.

Dividends.   Holders of the Company's common stock are entitled to
receive such dividends as may be declared by its Board of Directors.
No dividends on the Company's common stock have ever been paid, and the Company does not anticipate that dividends will be paid on its common stock in the next fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Capital Resources and Liquidity

The 1994 acquisition of the assets of Globus Cellular & User Protection Ltd. (B.C.), put the Company in the position of starting a new business in the wireless technology industry.

The Company's initial product was promoted actively in the marketplace until December 1994. In early 1995 the Company moved towards research of new antennae technologies and through until mid-1999 was a development company. In 1996 final inventories of the original shielding product were sold at a discount in a one-time sale.

For the year ended October 31, 1999, the Company purchased equipment valued at $277,582 resulting in cash flows from investing activities of $277,582.

For the year ended October 31, 1998, the Company purchased equipment valued at $41,193 resulting in cash flows from investing activities of $31,193.

For the year ended October 31, 1999, the Company sold common stock for
$1,402,763 cash and received advances from an officer of $14,975.   For
the year ended October 31, 1999, the Company repaid notes payable of
$769 and officer loans of $150,812.   As a result, the Company had net
cash provided by financing activities of $1,266,157.

For the year ended October 31, 1998, the Company sold common stock for
$98,900 cash and received advances from an officer of $2,714.   For the
year ended October 31, 1999, the Company repaid notes payable of $142
and officer loans of $167,221.   As a result, the Company had net cash
used in financing activities of $65,749.

During the year ended October 31, 1999, the Company issued 223,424 shares of its Common stock pursuant to the exercising of options granted in 1999 to current officers, paid by way of repayable loans and promissory notes totaling $68,197.85.

No dividends have been declared since the inception of the Company nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

As at October 31, 1999, there were 1,093,332 options to purchase Common Shares of the Company reserved by the Board at exercise prices between $0.85 and $3.00; 818,332 of these options had been allocated by October 31, 1999, including 300,000 options at an exercise price of $0.85, 43,332 options at an exercise price of $1.06, and 425,000 options at an exercise price of $3.00. For the majority of these options, to be fully vested certain performance criteria for the Company must first be achieved.

Commitments & Contingencies

Following the change in management in June 1999, the Company entered into employment contracts with the officers for the Company. Two of the agreements are for a three-year term and the third agreement is scheduled for renewal in the second quarter of 2000. At year end October 31, 1999 the agreements provided for monthly payments aggregating $12,500 in total for the three officers. Each of the agreements call for increases in the Company's monthly commitment, subject to certain performance criteria being achieved. The agreements are expected to continue in force until terminated by either party and further details are provided in Item 10, Executive Compensation.

Discontinued Operation

Following the change in the management of the Company in June 1999, a decision was made to immediately wind-up activities of the unprofitable x-ray products division and set the core focus on wireless industry technologies and products. Inventories were subsequently liquidated and supplier contracts cancelled. In July 1999 the Company had effectively ceased to operate this division, instead focusing on bringing its antennae technologies and solutions expertise to market and launching its new wireless accessories line.

Results of Operation

1999 compared to 1998

The Company experienced a net loss from operating activities of $986,487 for the year ended October 31, 1999. The Company did not receive any sales revenue for the years ended 1999 and 1998. Selling, general and administrative expenses increased to $915,204 for the year ended October 31, 1999 compared to $687,003 for the same period in 1998 due primarily to accounting fees of $14,505, advertising of $5,422, consulting of $122,500, legal of $19,442, management contract payments of $183,770, promotion costs of $8,570, office expense of $23,681, marketing expense of $20,028, telephone of $10,617, travel of $72,205,
rent of $27,455, wages of $39,719.   Research and development expenses
decreased from $67,685 for the year ended October 31, 1998 to $20,226 for the same period of 1999 due to the continuing development of the Company's proprietary antennae technologies and opening of Celltech labs.

The Company issued stock options for officer services of $126,141 for the year ended October 31, 1999. The compensation value of options
issued was $20,600.   Depreciation and amortization for the year ended
October 31, 1999 was $49,133.   Salary and license costs and expenses
converted to officer loans were $183,376.

For the year ended October 31, 1999, the Company experienced a decrease in accounts receivable of $29,635, an increase in prepaid expenses of $60,606 and an increase in accounts payable of $68,664, all due to increased operations. Additionally, the company had a decrease in net assets of discontinued operation of $56,647 for the year ended October 31, 1999. Foreign exchange translation adjustment was $39,483 for the year ended October 31, 1999. These items resulted in net cash used in operating activities of $532,686 for the year ended October 31, 1999.

1998 compared to 1997

The Company experienced a net loss from operating activities of $737,836 for the year ended October 31, 1998. The Company did not receive any sales revenue for the years ended 1998 and 1997. Selling, general and administrative expenses decreased to $687,003 for the year ended October 31, 1998 compared to $821,455 for the same period in 1997 due to accounting fees of $22,420, advertising of $679, consulting of $216,764, legal of $43,535, management contract payments of $90,000, technology lease expense of $120,000, travel of $17,576, rent of $10,669, wages of $50,237.09 and miscellaneous office expenses of $115,123. Research and development expenses decreased from $78,789 for the year ended October 31, 1997 to $67,685 for the same period of 1998 due to the stage of development of the antenna product.

The Company issued stock options for officer services of $150,630 for the year ended October 31, 1998. Depreciation for the year ended October 31, 1998 was $16,446. The Company had amortization of unpaid stock subscriptions of $97,276. The Company had a loss on the sale of fixed assets of $4,520. Additionally, the company converted salary and license costs to officer loans. Additionally, the company converted salary and license costs to officer loans of $210,000 for the year ended October 31, 1998. For the year ended October 31, 1998, the Company experienced a decrease in accounts receivable of $90,512, a increase in inventory of $2,548 due to decreased sales, a decrease in prepaid expenses of $646 and a decrease in accounts payable of $7,033, all due to decreased operations. Additionally, the company had a decrease in net assets of discontinued operation of $3,623 for the year ended October 31, 1998. Foreign exchange translation adjustment was $(36,756) for the year ended October 31, 1998. These items resulted in net cash used in operating activities of $210,519 for the year ended October 31, 1998.

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

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors and Executive Officers of the Company.

The principal executive officers and directors of the Company are as follows:

Name                                           Position              Term(s) of
Office
Bernard Penner, age 39                     President, CEO               June 9, 1999
                                         Director & Chairman            to present

Nicholas Wizinsky, age 39               Secretary/Treasurer,         October 27, 1998
                                     Chief Operations Officer           to present


A. Cary Tremblay, age 42                    Vice President             July 2, 1999
                                          Marketing & Sales             to present

Jerome W. Cwiertnia, age 58                  Director                 April 8, 1997
                                                                        to present

Anthony Dyck, age 54                         Director                 June 25, 1999
                                                                        to present

Hans Schroth, age 55                         Director                 June 25, 1999
                                                                       to present

Subsequent to fiscal year ending October 31, 1999, the Company held its 1998 Annual Meeting of Stockholders on December 9, 1999. At the meeting Mr. Nick Wizinsky announced his stepping down from the Board and the shareholders of the Company then reelected the four remaining members, Bernard Penner, Jerome Cwiertnia, Anthony Dyck and Hans
Schroth. All directors will serve on the Board of Directors until the next annual meeting of the shareholders of the Company, or until their successors have been duly elected and qualified

Background of Directors & Officers

Bernard Penner - Mr. Penner was appointed President, Chief Executive
Officer and Chairman on June 9, 1999. Prior to then Mr. Penner had served as a member of the Globus Advisory Board and manufacturing planning group examining opportunities with foreign manufacturers. From
1994 to 1997 Mr. Penner served as Vice President and Director for the
Company.  Between 1997 and 1999 Mr. Penner was President of Redline
Contracting Ltd.

Jerome W. Cwiertnia - Mr. Cwiertnia has served as a Director since
April 8, 1997.  Currently Mr. Cwiertnia is Chairman for Poly-Tak
Protection Systems, Inc., Huntington Beach, California. Mr. Cwiertnia was Chief Financial Officer and Director from 1979 to 1989, President,
Chief Operating Officer and Director in 1990 and Chief Executive
Officer, President and Director from 1991 to 1995 for National
Education Corporation.  Mr. Cwiertnia graduated in 1963 from Northern
Illinois University and is a Certified Public Accountant.

Anthony Dyck  - Mr. Dyck has served as a Director since June 25, 1999.
Since 1992 Mr. Dyck has initiated several real estate developments and acquired properties in Western Canada and Quebec. From 1971 to 1992
Mr. Dyck was in public school administration. In 1969 Mr. Dyck graduated from the University of British Columbia with a Bachelor of Science in Math & Economics, and in 1971 obtained his MA in Math
Education, also from the University of British Columbia.

Hans Schroth - Mr. Schroth has served as a Director since June 25,
1999.   Since 1994 Mr. Schroth has been the major principal and served as President for six corporate-owned restaurants in British Columbia.
He is also a major principal in a home manufacturing operation in
Western Canada.  In 1981 Mr. Schroth immigrated to Canada and up to
1993 undertook a series of business ventures while semi-retired in
Ontario, Canada.  From 1972 to 1981 Mr. Schroth built and franchised seven Wood Fire Bakery and Coffee Shops in Germany & Austria.  In 1972
Mr. Schroth obtained a Masters in Business from Munich Management
School.




Nick Wizinsky - Mr. Wizinsky was General Manager from August 1997 to
October 1998, and was re-appointed as Secretary/Treasurer and Chief
Operations Officer by the Board in July 1999.   Mr. Wizinsky served as
a Director of the Company from October 1998 to December 1999.   From
1994 to 1997, Mr. Wizinsky was self-employed as a business management consultant, including serving as Business Consultant to the Company from February 1997 to July 1997.  From 1986 to 1993, Mr. Wizinsky
worked in various positions for FCSAL.   Mr. Wizinsky obtained a
Bachelor of Commerce from the University of British Columbia in 1985.

A. Cary Tremblay - Mr. Tremblay was appointed Vice President Marketing
& Sales in July 1999.  From October 1998 to June 1999 he served as
Marketing Consultant to the Company. From 1997 to 1998 Mr. Tremblay served as a marketing consultant to the wireless telecommunications industry, building and implementing strategies for bring new products to market. From 1994 to 1997 Mr. Tremblay served as Senior Vice
President of ComTec Communications, a chain of cellular retail stores.

Directorships.   No director or nominee for director holds a
directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or
subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of
1940.

ITEM 10.   EXECUTIVE COMPENSATION

The Company provided payments aggregating $7500 per month for the services of Dr. Paul F. Bickert, past President, up until his retirement in May 1999.  From November 1, 1998 through to May 30, 1999
Dr. Paul F. Bickert received $52,500 for services in the fiscal year
1999. Additionally, during fiscal year 1999, the Company paid technology lease payments of $90,000 to Dr. Paul F. Bickert prior to his departure.  Payments of $90,000 to Dr. Paul Bickert were made under the antenna technology license agreement during the fiscal year 1999
before his departure from the Company.   The Company seeks return of
those monies, as part of the aforementioned Statement of Claim.

In June 1999 the company entered into a services agreement with Bernard
D. Penner, President, CEO and Chairman, which provides payments aggregating $5,000 per month. The three-year agreement, which also provides for increases and stock option bonuses subject to certain
Company performance goals being achieved, is expected to continue in force until terminated by either party or the expiry of the term.

In March 1999 the Company entered in to a services agreement with A.
Cary Tremblay, Vice President Marketing & Sales. In September 1999 the
Company extended the agreement, and which now provides payments aggregating $4,166 per month. The three-year agreement, which also provides for increases and stock option bonuses subject to certain
Company performance goals being achieved, is expected to continue in force until terminated by either party or the expiry of the term.

In March 1999 the Company entered in to a service agreement with Nick
Wizinsky, Secretary Treasurer and Chief Operations Officer, which provides payments aggregating $3,333 per month. The one-year agreement is expected to continue in force until terminated by either party or the expiry of the term.

Members of the Board of Directors receive an honorarium of $12,000 US per year, payable in cash, S-8 stock at market, restricted stock of the Company at 85% of the market bid or in stock options with the exercise price set at 85% of the market bid. During fiscal 1999, $48,000 in directors' fees has been paid by way of stock and $8,000 in directors' fees has been paid by way of options reserved and allotted. All officers and directors are reimbursed for expenses incurred on behalf of Company.

The Company presently has no other pension, health, stock option, annuity, bonus, insurance, profit sharing or other similar benefit plans; however, the Company may adopt such plans in the future. There are presently no personal benefits available for directors, officers or employees of Company.

Except for payment of one month's service fee per year of service, there is no plan or arrangement with respect to compensation received or that may be received by the executive officers in the event of termination of employment or in the event of a change in responsibilities following a change in control.



ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following tables list the Company's stockholders who to the best of the Company's knowledge own of record or, to the Company's knowledge, beneficially, more than 5% of the Company's outstanding Common Stock, either directly or indirectly, as of the date hereof:

                                              Amount and           Nature of
                                               Title of            Beneficial          % of
Name and Address                                Class              Ownership           Class
Bernard D. Penner                              Common            276,341 Direct        4.49%
1523 Lawrence Avenue                                             221,645 Indirect(1)
Kelowna, B.C., Canada

Jerome W. Cwiertnia                             Common            62,736               0.56%
17 Montecito Drive
Corona del Mar, CA 92625

Anthony Dyck                                    Common           550,278               4.97%
8299 Okanagan Landing Road
Vernon, B.C., Canada

Hans Schroth                                    Common           90,696 Direct
365 Clifton Place                                                63,000 Indirect(2)    1.39%
Kelowna, B.C., Canada

Nick Wizinsky                                  Common           111,840 Indirect(3)    1.01%
1160 Trevor Drive
Kelowna, B.C., Canada

A. Cary Tremblay                               Common         33,334 Direct
3132 Shannon Court                                             6,500 Indirect(4)       0.36%
Westbank, B.C., Canada

Dr. Paul F. Bickert                            Common        401,000 Direct            6.67%
3200 Watt Road                                               337,667 Indirect(5)
Kelowna, B.C., Canada

CEDE & Co.                                     Common      5,299,188                  47.82%
P.O. Box 222
Bowling Green Station
New York, NY 10004

All Officers and                               Common     1,013,385 Direct            12.78%
Directors as a Group                                        402,985 Indirect

(1)121,522 of these shares are held in the name of Loretta Penner, wife of Mr. Penner, and Mr. Penner has shared voting rights in and to the shares. 21,346 of these shares are held in the name of Burns Fry Ltd., in trust for Loretta Penner, 3GDJNT5, a Canadian retirement account, and Mr. Penner has shared voting rights in and to the shares. 22,647 of these shares are held in the name of Burns Fry Ltd., in trust for Bernie Penner #3GDFXT2, a Canadian retirement account, and Mr. Penner has 100% voting rights in and to the shares. 488725 B.C. Ltd. and Redline Contracting Ltd. are both controlled by Mr. Penner and hold 38,553 and 17,547 shares respectively.

(2)63,000 of these shares are held jointly in the names of Ruth and Hans Schroth and Hans Schroth has shared voting rights to the shares.

(3)102,840 of these shares are held jointly in the names of Sharon and Nick Wizinsky and Nick Wizinsky has shared voting rights to the shares. 2,500 of these shares are held in a Registered Education Savings Plan and Nick Wizinsky has shared voting rights; 532773 B.C. Ltd. is controlled by Mr. Wizinsky and holds 6,500 shares.

(4)4,500 of these shares are held jointly in the names of Cindy and Cary Tremblay and Cary Tremblay has shared voting rights to the shares.

(5)216,667 of these shares are held in the name of Marlene Bickert, wife of Dr. Bickert, and Dr. Bickert has shared voting rights in and to the shares. 111,111 of these shares are held in jointly by Marlene and Dr. Bickert and Dr. Bickert has shared voting rights in and to the shares. 10,000 of these shares are held in the name of RBC Dominion Securities, in trust for Dr. Bickert in a Canadian retirement account, and Dr. Bickert as 100% voting rights in and to the shares.

The Company does not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

As of October 31, 1999 there were 1,093,332 options to purchase Common Shares of the Company reserved by the Board at exercise prices between $0.85 and $3.00; 818,332 options have been allocated to date, the majority of which are subject to certain performance criteria for the
Company being achieved.   Options held by current officers and
directors, and controlling persons in subsidiaries, are as follows:

Name                         Options              %
Bernie Penner
(President & Director)       400,000(1)           36.59%

A. Cary Tremblay
(Vice President Marketing)   325,000(2)           29.73%

Anthony Dyck (Director)       21,666               1.98%

Hans Schroth (Director)       21,666               1.98%

Shawn McMillen (GM Celltech)  50,000               4.57%

1. Pursuant to a services agreement Mr. Penner is to be allocated stock options subject to certain Company performance goals being achieved, including: 50,000 stock options exercisable at $0.85 per share subject to acceptance of three year services agreement; 50,000 stock options exercisable at $0.85 per share subject to the Company securing and OEM order more than $275,000; 50,000 stock options exercisable at $0.85 per share subject to Company obtaining NASDAQ Small Cap listing; 50,000 stock options exercisable at $0.85 per share subject to the closing price for the Company stock being at or above $5.00 for a period of 20 days or more; and 200,000 stock options exercisable at $3.00 per share, subject to performance criteria as set by the Board of Directors on the first anniversary of the services agreement.

2. Pursuant to a services agreement Mr. Tremblay is to be allocated stock options subject to certain Company performance goals being achieved, including: 33,334 stock options exercisable at $0.85 per share subject to acceptance of three year services agreement; 33,333 stock options exercisable at $0.85 per share subject to the Company securing and OEM order more than $275,000; 33,333 stock options exercisable at $0.85 per share subject to Company stock being at or above $5.00 for a period of 20 days or more, any time after September 1, 2000; 75,000 stock options exercisable at $3.00 per share, subject to Company stock being at or above $5.00 for a period of 20 days or more, any time after September 1, 2001; 75,000 stock options exercisable at $3.00 per share, subject to Company stock being at or above $7.50 for a period of 20 days or more, any time after September 1, 2002; 75,000 stock options exercisable at $3.00 per share, subject to sales for the Company exceeding $30,000,000.

ITEM 12  CERTAIN TRANSACTIONS AND RELATED TRANSACTIONS

The past President, past CEO, past Director, founder and a major stockholder of the Company is Dr. Paul Bickert. Dr. Bickert and his wife jointly are collectively the Company's largest stockholder. Subsequent to fiscal year ending October 31, 1999 and on December 9, 1999 the Company, having been unsuccessful in gaining formal ownership of an antenna technology developed at the Company, filed a statement of claim in British Columbia Supreme Court against past-President Paul F. Bickert, to confirm rightful ownership of its patented technology. The Company is seeking full assignment of any and all applicable patent allowances and patents pending as well as unspecified damages.

On May 2, 1997, Dr. Bickert entered the Company, as Licensee, into a four year License of Technology Agreement with himself, as Licensor,
with an option to renew for another 6 years.   Under this Agreement,
the Company was to pay Dr. Bickert $10,000 monthly to use the
technology identified in certain patent filings.   At fiscal year end
1999 the Company had not yet manufactured or sold any products using that technology. At fiscal year end 1999 the Company had not yet manufactured and/or sold any products utilizing the particular antenna technology. In fiscal 1998 Dr. Bickert returned to Treasury of 755,000 shares, valued at $169,875, paid earlier to him for license of technology fees in 1997, 1996 and 1995. Prior to Dr. Bickert's departure in May 1999, the Company made a $90,000 payment during fiscal
1999.   Also on May 1, 1997, the Company was entered in to a Royalty agreement by Dr. Bickert whereby Dr. Bickert was to receive a 4% royalty on gross receipts from the sale of products incorporating the patented technology. No royalty payments had been made since the date of the Royalty Agreement. All agreements related to the antenna technology under which Dr. Paul Bickert purported to receive monies, are part of the aforementioned Statement of Claim.

From November 1, 1995 to October 31, 1996, the Company paid $18,800 to patent attorneys for services in connection with patent applications filed in behalf of Dr. Bickert for the above-mentioned technology. The sum of these amounts was applied to reduce unpaid technology lease obligations due Dr. Bickert. The Company maintains the patents and bears the cost of filing them.

On April 23, 1999, the Company's past president Dr. Bickert, prior to his resignation, was issued 238,055 shares of the Company's restricted stock as payment of $42,850 of outstanding advances to the Company. During the fiscal year 1999 the Company repaid officer loans of $150,812 to Dr. Bickert.

The Company's new President. CEO and Chairman, and past Vice-president (1995-97), Mr. Bernie Penner and his wife, jointly are as well major stockholders in the Company.

Between January and May 1999, and prior to Mr. Penner rejoining the Company in June 1999, the Company hired and paid $74,820 to Redline Contracting Ltd., a company controlled by Mr. Penner, for improvements to the Company's new Celltech Research facility and offices in Kelowna, B.C. The Company undertook a further $10,900 in improvements, completed by this same company, following Mr. Penner's appointment. The Company believes that such amounts for the services rendered are not in excess of their fair market value.

On January 1, 1999 the Company established offices at the site now housing Celltech Research Labs, in Kelowna, British Columbia. The facility is a stand-alone 6000 sq.ft. winged-style building, with cement block construction, and provides for office space for corporate, marketing, Canadian sales warehousing and distribution as well as housing the lab facilities of Celltech. The Company leases the facility at $2467 per month.

From 1993 to 1998 the Company maintained offices and a research center at a 1600 sq.ft. warehouse unit facility in Kelowna, British Columbia.

Changes in Control.   There are no arrangements, known to the Company,
including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 13.    EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

     (A)    FINANCIAL STATEMENTS  AND SCHEDULES

The following financial statements and schedules are filed as part of this report:

Report of Independent Public Auditors....18
Balance Sheet........................... 19
Statement of Operations..................20
Statement of Stockholder's Equity........21
Statement of Cash Flows..................22
Notes to Financial Statements............23

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

Exhibit 3(a)(ii) Bylaws of Company incorporated by reference to Annual Report on Form 10-SB, File # 0-25614, and
Amendments thereto

Exhibit  3(b)     Articles of Incorporation of Globus Cellular &
                  User Protection, Ltd. (Canada) and Amendments thereto incorporated by reference to Annual Report on Form 10-SB, File # 0-25614

Exhibit 10(b) Press and News Releases incorporated by reference to Form 10-SB, File # 0-25614


 (B)    REPORTS  ON  FORM  8-K
          None

REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Globus Wireless Ltd.


We have audited the accompanying balance sheet of Globus Wireless
Ltd. as of October 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the years ended October 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Globus Wireless Ltd. as of October 31, 1999, and the results of its operations, and its cash flows for the years ended October
31, 1999 and 1998, in conformity with generally accepted accounting principles.



                         James E. Scheifley & Associates, P.C.
                         Certified Public Accountants

Denver, Colorado
April 4, 2000

           Globus Wireless Ltd.
           Balance Sheet
           October 31, 1999
ASSETS

Current assets:
  Cash                                $     487,562
  Accounts receivable, other                 35,197
  Inventories                                     -
  Prepaid expenses                           62,432
  Net assets of discontinued operation            -
                                        -----------
      Total current assets                  585,191

Property and equipment, at cost, less
  accumulated depreciation of $91,236       290,351

Other assets                                 16,111
                                        -----------
                                       $    891,653
                                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $     76,869
  Accrued expenses                           11,393
  Note payable                                1,121
  Accrued expenses - related party           51,843
                                        -----------
      Total current liabilities             141,226

Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                   -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  11,079,930 shares issued and
  outstanding         			  11,080
 Additional paid-in capital               4,714,212
 Subscriptions to common stock              382,627
 Foreign exchange adjustment                (12,601)
 (Deficit)                               (4,344,891)
                                        -----------
                                            750,427
                                        -----------
                                        $   891,653
                                        ===========



See accompanying notes to financial statements.

Globus Wireless Ltd.
Statements of Operations
Years Ended October 31, 1999 and 1998

                                               1999             1998
Revenue:                                      --------        --------
 Sales                                     $         -     $         -
 Other income                                    3,171          10,129
                                           -----------     -----------
                                                 3,171          10,129

Other costs and expenses:
 General and administrative                    795,204         687,003
 Research and development                       70,745          67,685
                                           -----------     -----------
                                               865,949         754,689
                                           -----------     -----------
Income (loss) from continuing operations      (862,778)       (744,560)

Other income and (expense):
 Other income & expense                        22,150               -
 Interest expense                              (3,709)         (8,868)
                                          -----------     -----------
                                               (3,709)         (8,868)
                                          -----------     -----------
Income (loss) from
  continuing operations before income taxes  (844,337)       (753,428)
Provision for income taxes                          -           2,340
                                          -----------     -----------
Income (loss) from
 continuing operations                       (844,337)       (751,088)

Income (loss) from
  discontinued operation
 net of income taxes of $2,340                      -          13,252
                                          -----------     -----------
  Net income (loss)                       $  (844,337)    $  (737,836)
                                          ===========     ===========

Basic earnings (loss) per share:
 Net income (loss) from
  continuing operations                    $    (0.10)     $    (0.10)
 Net income (loss) from discontinued
   operation                                        -            0.01
                                          -----------     -----------
                                           $    (0.10)     $    (0.09)
                                          ===========     ===========

 Weighted average shares outstanding        8,742,127       7,224,437
                                          ===========     ===========

  Net income (loss)                         $(844,337)     $ (737,836)
   Foreign exchange gain
   (loss) net of income taxes                 (24,259)         26,058
                                          -----------     -----------
  Comprehensive income  (loss)            $  (868,596)     $ (711,778)
                                          ===========      ==========

See accompanying notes to financial statements.

Globus Wireless Ltd.
Statements of Cash Flows
Years Ended October 31, 1999 and 1998

                                                      1999              1998
                                                    --------         --------
Net income (loss)                                $   (844,337)  $    (737,836)
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization                       49,133          16,446
   Stock subscribed for lawsuit settlement             97,850
   Stock and options issued for services              126,141         150,630
   Compensation value of options issued                20,600           4,520
   Salary and license costs and expenses
    converted to officer loans                        (56,624)        210,000
   Amortization of unpaid stock subscriptions               -          97,276
   Foreign exchange translation adjustment             39,483         (36,756)
Changes in assets and liabilities:
    (Increase) decrease in accounts receivable        (29,635)         90,512
    (Increase) decrease in net assets of
      discontinued operation                           56,647           1,075
    (Increase) decrease in prepaid expenses           (60,606)            646
    Increase (Decrease) in accounts payable            68,664          (7,033)
                                                 ------------    ------------
       Total adjustments                              311,651         527,317
                                                 ------------   ------------
  Net cash provided by (used in)
   operating activities                              (532,686)       (210,519)
                                                 ------------    ------------

Cash flows from investing activities:
  Purchase of equipment                              (277,582)        (41,193)
                                                  -----------     -----------
  Net cash provided by (used in)
   financing activities                              (277,582)        (41,193)

Cash flows from financing activities:
  Common stock sold for cash                        1,402,763          98,900
  Repayment of notes payable                             (769)           (142)
  Advances from officer                                14,975           2,714
  Repayment of officer loans                         (150,812)       (167,221)
                                                  -----------     -----------
  Net cash provided by (used in)
   financing activities                             1,266,157         (65,749)
                                                  -----------     -----------
Increase (decrease) in cash                           455,889        (317,461)
Cash and cash equivalents,
 beginning of period                                   31,673         349,133
                                                  -----------     -----------
Cash and cash equivalents,
 end of period                                  $     487,562   $      31,673
                                                  ===========     ===========

Globus Cellular Ltd.
Statements of Cash Flows
Years Ended October 31, 1999 and 1998

                                                       1999        1998
                                                    --------     --------
Supplemental cash flow information:
   Cash paid for interest                      $       3,709   $       8,868
   Cash paid for income taxes                  $           -   $           -


Non-cash investing and financing activities:
   Equipment financed by note payable          $           -     $      1,984
   Abandonment of leasehold improvements       $           -     $      4,518
   Return of common stock by officer           $           -     $    169,875
   Conversion of officer loan to stock         $     128,550     $          -

See accompanying notes to financial statements.

Globus Wireless Ltd.
Statement of Changes in Stockholders' Equity
For the Periods Indicated

                                                                  Additional                                 Foreign
                                   Common         Stock            Paid -in     Stock     Accumulated        Exchange
ACTIVITY                            Shares        Amount           Capital   Subscriptions   Deficit        Adjustment
 Balance, October 31, 1997        6,960,813    $     6,960      $ 3,243,115   $   (97,276)  $(2,762,718)  $   (15,327)

 Exercise of warrants and options
  for cash                          156,343            157           47,794                           -             -
 Stock issued for services or
   equipment                        310,055            310          152,605                           -             -
 Stock sold for cash by private
    placement                        72,500             73           50,876
 Shares returned by officer        (755,000)          (755)        (169,120)            -

 Amortization of unpaid subscriptions                                              97,276
 Foreign exchange (loss)                  -              -                -                           -          39,482
 Net (loss) for the year ended
  October 31, 1998                        -              -                -                    (737,836)              -
                               ------------   ------------     ------------     ---------    ------------    ------------
 Balance, October 31, 1998        6,744,711          6,745        3,325,270             -    (3,500,554)         24,155

 Exercise of warrants and options
  for cash                        3,081,813          3,079          964,209                           -               -
 Compensation value of options            -                          20,600
 Stock issued for services or
   equipment                        291,927            292          125,849                           -               -
 Stock issued for debt conversion   238,055            238          128,312
 Options exercised for notes
   receivable                       723,424            723          149,975     (150,698)
 Common stock subscribed for cash         -              -                -      435,475
 Common stock subscribed for
    lawsuit settlement                                                            97,850
 Foreign exchange (loss)                  -              -                -                           -         (36,756)
 Net (loss) for the year ended
  October 31, 1999                        -              -                -                    (851,837)              -
                               ------------   ------------     ------------   -----------  ------------     ------------
 Balance, October 31, 1999       11,079,930    $    11,077      $ 4,714,215   $   382,627   $(4,352,391)    $   (12,601)
                               ============   ============     ============   ===========  ============     ===========

Globus Wireless Ltd.
Notes to Financial Statements

Note 1. Business and Significant Accounting Policies

Business

The Company formerly manufactured and distributed a cellular telephone radiation shielding product which universally fit most cellular phones and formerly distributed other radiation shielding products, X-ray film and film development products manufactured by others to customers in the medical and veterinary fields. During the year ended October 31, 1999, the Company disposed of the net assets and operations of its X-ray products division. The Company is developing advanced antenna designs that incorporate the Company's proprietary technology. Prior to 1999, the Company was known as Globus Cellular Ltd.

The Company was incorporated in the State of Nevada on June 10, 1987.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand, in banks and all highly liquid investments with maturity of three months or less when purchased. Cash equivalents are stated at cost that approximates market.

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

Advertising Expenses
Advertising expenses are charged to expense upon first showing.
Amounts charged to expense were $5,422 and $679 for the periods ended October 31, 1999 and 1998, respectively.

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

Prior to July 1, 1993, the Company accounted for income taxes using the deferred method. As of October 31, 1999 the Company has accumulated net operating losses available to offset future taxable income of approximately $4,341,000, expiring $72,000 in 2008, $370,000 in 2009, $700,000 in 2010, $734,000 in 2011,
$884,000 in 2012, $740,000 in 2013 and $851,000 in 2014.  The
Company has fully reserved the deferred tax asset that would arise from the loss carryforward (approximately $1,476,000) since the Company believes that it is more likely than not that future income from operations will not be available to utilize the deferred tax asset. The increase in the deferred tax asset and related reserve applicable to the 1999 operating loss was approximately $290,000.

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

Fair value of financial instruments
The Company's short-term financial instruments consist of cash and cash equivalents, accounts and loans receivable, and accounts payable and accruals. The carrying amounts of these financial instruments approximate fair value because of their short-term maturities. Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and accounts

Stock-based Compensation
The Company adopted Statement of Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation beginning with the Company's first quarter of 1996. Upon adoption of FAS 123, the Company continued to measure compensation expense for its stock-based employee compensation plans using the intrinsic value method prescribed by APB No. 25, Accounting for Stock Issued to Employees, and has provided in
Note 6 pro forma disclosures of the effect on net income and earnings per share as if the fair value-based method prescribed by FAS 123 had been applied in measuring compensation expense.

New Accounting Pronouncements
SFAS No. 130, "Reporting Comprehensive Income", establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements of financial statements for earlier periods will be required for comparative purposes. To date, the Company has engaged in transactions that would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement. The Company's accounting for foreign currency translation adjustments may be affected by SFAS No. 130.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-5, "Reporting on the Cost of Start-up Activities". This SOP requires that the cost of start-up activities, or one-time activities that relate to the opening of a new facility and organizational cost be expensed as incurred instead of being capitalized. This SOP must be implemented by no later than the first quarter of 1999 at which time the write-off of any unamortized pre-opening costs or organization cost will be reported as a cumulative effect of a change in accounting principle in the statement of operations. The Company adopted the statement upon its issuance, however, the Companies organization costs had been fully amortized in prior years.


Note 2.  Property and Equipment

At October 31, 1999 Property and equipment consists of:

    Machinery and office equipment          $ 54,483
    Leasehold improvements                    78,863
    Computer software                          8,363
    Research and development equipment       239,878
                                            --------
                                             381,587
Less accumulated depreciation                 91,236
                                            --------
                                            $290,351

Depreciation charged to expense was $40,255 and $16,687 for the years ended October 31, 1999 and 1998, respectively.

Note 3.   Commitments and Contingencies

The Company has an agreement with Dr. Paul F. Bickert (its founder, major stockholder and former President) to pay Dr.
Bickert lease of technology payments of $10,000 (US) monthly for the technology utilized in the Company's products. This agreement expires in 2002, with an option to renew.

The Company commenced a lawsuit against Paul F. Bickert in the British Columbia Supreme Court in December of 1999, claiming, among other things, that he breached his legal duties by improperly asserting his inventorship and ownership of a certain technology that rightfully belongs to the Company. The Company seeks, among other things, a declaration that that certain technology belongs to the Company and corollary relief (in particular, that the license technology license agreements, based on Bickert's asserted ownership of that certain technology, are void accordingly). Bickert filed a Defense and Counterclaim. Therein, he denied the Company's claims, and counterclaimed to seek a declaration that certain technology license agreements are valid and subsisting, and that he be paid compensation being the issuance of 755,000 shares of the Company to him or equitable damages in lieu, and "judgment for monies due and owing in an amount to be determined by this Honourable Court" that he estimates to be in excess of $600,000, plus unspecified damages and interest.

Based only on the information received from the Company to date, and relying on its accuracy, the Company's attorney's are of the opinion that the Company's claims are more likely to succeed than not.

In connection with the lawsuit the Company has ceased all accruals of technology lease payments for the year ended October 31, 1999 amounting to $120,000 per year and had reversed accruals of unpaid technology lease accruals for the year ended October 31, 1998 amounting to $120,000. The reversal of the accrual for 1998 has been accounted for as a change in accounting estimate and therefore no adjustment to the prior year financial statements has been made. Additionally the Company suspended all unexercised warrants held by the stockholder.

The Company entered into one to three year employment contracts with three of its officers that provide aggregate monthly compensation of $12,500. The contracts provide for unspecified periodic bonus payments and options to purchase common stock of the Company at $.85 to $3.00 per share. An aggregate of 300,000 options to purchase stock at $.85 per share of which 83,334 were fully vested at the respective contract dates were awarded and 33,334 were exercised during the year.

The vested shares included an aggregate of $28,100 of compensation expense as a result of an exercise price that was less than the fair value of the options at the grant date. Vesting of the remaining $.85 options is contingent upon attainment of specified corporate goals contained in the agreements and may include additional compensation expense that will be recorded as the goals are realized. An aggregate of 350,000 options exercisable at $3.00 per share were awarded. Vesting of the remaining $3.00 options is contingent upon attainment of specified and unspecified corporate goals contained in the agreements and may include additional compensation expense that will be recorded as the goals are realized.

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

A successor company to Idex, 2834332 Canada Inc., has filed an action in the Supreme Court of the State of New York claiming that the Company has fraudulently misrepresented that it was the worldwide licensee or holder of worldwide rights to distribute the X-ray developing technology belonging to Idex. The claim seeks the return of $200,000 of distribution rights income plus interest and unspecified punitive damages. The Company settled the lawsuit by way of a settlement agreement dated September 27, 1999 whereby the Company will issue 47,500 shares of its restricted common stock. The Company has recorded $97,850 of expense related to the settlement based upon the closing bid price of the common stock at the settlement date. The shares remained unissued at October 31, 1999 and the value thereof is included in subscriptions to common stock.

Notes 4.  Related Party Transactions

The former President and General Manager of the Company, Dr. Paul
Bickert is the founder of the Company. Dr. Bickert and his wife jointly is the Company's largest stockholder.

The Company has an exclusive four-year lease on the cellular phone user protection technology from Dr. Bickert. The Company possesses the exclusive right to sublease or sell this technology to others. The technology lease is the subject of a lawsuit described in Note 3.

The Company leases its office and research facility from the stockholder on a month-to-month basis at a rate of $2,267 per month.

Dr. Bickert had net loan balances due from the Company for cash advances and unpaid salary and technology lease payments totaling
$51 843 and $372,885 at October 31, 1999 and 1998 respectively

During the year ended October 31, 1998, the Company received cash advances from the stockholder amounting to $2,714 and repaid advances in the amount of $167,221. Additionally, the Company cancelled 755,000 shares of common stock, which had been authorized by the Company and issued by its transfer agent in prior years as repayment of amounts due the stockholder. The shares returned had a fair value of $169,875 and such amount has been added to the officer loan account. The loan account was also increased by $210,000 during 1998 due to technology lease and salary payments due to the stockholder. The amount due for technology payments ($120,000) was reversed in 1999 due to the lawsuit disclosed in Note 3. The reversal is included in other income and expense in the accompanying financial statements.

During the year ended October 31, 1999, the Company incurred salary expense of $45,000 and other expenses including rent of $18,143 in favor of the former officer and received cash advances of $10,287. During the year ended October 31, 1999, the Company made cash payments of $150,812 to the officer and issued to him 238,055 shares of common stock valued at $128,550 based upon the bid price of the Company's common stock at the date the issuance was approved.


  Note 5.   Stockholders' Equity

During the year ended October 31, 1999, the Company issued
3,081,813 shares of its common stock pursuant to the exercise of warrants and options for cash aggregating $697,288. The warrants were issued in connection with a 1997 private placement as described. No outstanding warrants remain outstanding at October
31, 1999.

Additionally during 1999, the Company issued an aggregate of 291,927 shares of its common stock to individuals or entities that had provided goods or services to the Company during the year.
The shares were valued at the fair value of the common stock issued at the date the issuance was authorized by the board of directors. The aggregate value of the goods and services provided to the Company was $126,141.

Additionally during 1999, the Company accepted subscriptions for the issuance of 843,250 shares of its common stock for cash aggregating $435,475. The shares remained unissued at October 31, 1999 and the fair value thereof is included in subscriptions to common stock.

During the year ended October 31, 1998, the Company issued 156,343 shares of its common stock pursuant to the exercise of warrants for cash aggregating $47,951. The "A" warrants were issued in connection with a 1997 private placement of the Company's common stock and had an original exercise price of $.87 per share. During August, 1998 the Company's board of directors authorized a limited time discount of the exercise price to warrant holders wishing to exercise all or part of their outstanding warrants. The exercise price was discounted to $.31 per share due to the Company's need for additional equity capital and a decline in the fair value of its common stock. Warrant holders who exercised during the discount period were awarded "B" warrants exercisable at $.53 per share for one year on a one warrant for one share purchased basis.

Additionally during 1998, the Company issued an aggregate of 310,055 shares of its common stock to individuals or entities that had provided goods or services to the Company during the year. The shares were valued at the fair value of the common stock issued at the date the issuance was authorized by the board of directors. The aggregate value of the goods and services provided to the Company was $264,967.

No dividends have been declared since the inception of the Company nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

As of October 31, 1999, the Company had outstanding options to purchase and aggregate of 12,121 shares of its common stock by officers and directors at an exercise price of $.165. The options were granted during the years ended October 31, 1995 and 1996.

Also at October 31, 1999 the Company had options to purchase an aggregate of 250,000 shares of common stock at $.85 per share and 300,000 shares of common stock at $3.00 per share that were granted in connection with the employment contracts described in
Note 3. Additionally, the Company awarded two members of its Board of Directors options to purchase an aggregate of 43,332 shares of common stock at $1.0625 per share.

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

The weighted average fair value at the date of grant for warrants and options granted during 1999 and 1998 was $.12 and $ .12 per option. The fair value of the options at the date of grant was estimated using the Black-Scholes model with assumptions as follows:

Stock based compensation costs would have increased pretax losses by approximately $113,800 and $28,000 in 1999 and 1998 ($.01 and
$.00 per share) if the fair value of the warrants granted had been recognized as compensation expense.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 12, 2000   Globus Cellular Wireless, Ltd.

                                 /s/ Bernard Penner
                                 ------------------------------------
                                 By: Bernard Penner, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ Bernard Penner                                        4/12/00
------------------------------                               Date:
Bernard Penner
President, CEO and Director



/s/ Nicholas Wizinsky                                    4/12/00
------------------------------                               Date:
Nicholas Wizinsky
Secretary/Treasurer and COO



/s/ Jerome W. Cwiertnia                                   4/12/00
------------------------------                             Date:
Jerome W. Cwiertnia
Director




/s/ Anthony Dyck                                         4/12/00
------------------------------                              Date:
Anthony Dyck
Director



/s/ Hans Schroth                                         4/12/00
------------------------------                            Date:
Hans Schroth
Director