Form 10KSB/A
period 1999-10-31
GLOBUS CELLULAR & USER PROTECTION LTD
filed 2000-04-12
CIK 939402

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

Globus Wireless Ltd.
Statements of Operations
Years Ended October 31, 1999 and 1998

                                               1999             1998
Revenue:                                      --------        --------
 Sales                                     $         -     $         -
 Other income                                    3,171          10,129
                                           -----------     -----------
                                                 3,171          10,129

Other costs and expenses:
 General and administrative                    795,204         687,003
 Research and development                       70,745          67,685
                                           -----------     -----------
                                               865,949         754,689
                                           -----------     -----------
Income (loss) from continuing operations      (862,778)       (744,560)

Other income and (expense):
 Other income & expense                        22,150               -
 Interest expense                              (3,709)         (8,868)
                                          -----------     -----------
                                              (18,441)         (8,868)
                                          -----------     -----------
Income (loss) from
  continuing operations before income taxes  (844,337)       (753,428)
Provision for income taxes                          -           2,340
                                          -----------     -----------
Income (loss) from
 continuing operations                       (844,337)       (751,088)

Income (loss) from
  discontinued operation
 net of income taxes of $2,340                      -          13,252
                                          -----------     -----------
  Net income (loss)                       $  (844,337)    $  (737,836)
                                          ===========     ===========

Basic earnings (loss) per share:
 Net income (loss) from
  continuing operations                    $    (0.10)     $    (0.10)
 Net income (loss) from discontinued
   operation                                        -            0.01
                                          -----------     -----------
                                           $    (0.10)     $    (0.09)
                                          ===========     ===========

 Weighted average shares outstanding        8,742,127       7,224,437
                                          ===========     ===========

  Net income (loss)                         $(844,337)     $ (737,836)
   Foreign exchange gain
   (loss) net of income taxes                 (24,259)         26,058
                                          -----------     -----------
  Comprehensive income  (loss)            $  (868,596)     $ (711,778)
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

Globus Wireless Ltd.
Statement of Changes in Stockholders' Equity
For the Periods Indicated

                                                                  Additional
Foreign
                                   Common         Stock            Paid -in     Stock     Accumulated
Exchange
ACTIVITY                            Shares        Amount           Capital   Subscriptions   Deficit
Adjustment
 Balance, October 31, 1997        6,960,813    $     6,960      $ 3,243,115   $   (97,276)  $(2,762,718)  $
(15,327)

 Exercise of warrants and options
  for cash                          156,343            157           47,794                           -
-
 Stock issued for services or
   equipment                        310,055            310          152,605                           -
-
 Stock sold for cash by private
    placement                        72,500             73           50,876
 Shares returned by officer        (755,000)          (755)        (169,120)            -

 Amortization of unpaid subscriptions                                              97,276
 Foreign exchange (loss)                  -              -                -                           -
39,482
 Net (loss) for the year ended
  October 31, 1998                        -              -                -                    (737,836)
-
                               ------------   ------------     ------------     ---------    ------------    -----
-------
 Balance, October 31, 1998        6,744,711          6,745        3,325,270             -    (3,500,554)
24,155

 Exercise of warrants and options
  for cash                        3,081,813          3,079          964,209                           -
-
 Compensation value of options            -                          20,600
 Stock issued for services or
   equipment                        291,927            292          125,849                           -
-
 Stock issued for debt conversion   238,055            238          128,312
 Options exercised for notes
   receivable                       723,424            723          149,975     (150,698)
 Common stock subscribed for cash         -              -                -      435,475
 Common stock subscribed for
    lawsuit settlement                                                            97,850
 Foreign exchange (loss)                  -              -                -                           -
(36,756)
 Net (loss) for the year ended
  October 31, 1999                        -              -                -                    (851,837)
-
                               ------------   ------------     ------------   -----------  ------------     ------
------
 Balance, October 31, 1999       11,079,930    $    11,077      $ 4,714,215   $   382,627   $(4,352,391)    $
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