Form 10KSB/A
period 1999-10-31
GLOBUS WIRELESS LTD
filed 2000-04-20
CIK 939402

                              Amendment 2 to

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

Globus Wireless Ltd.
Statement of Changes in Stockholders' Equity
For the Periods Indicated

                                                                Additional                                 Foreign
                                   Common         Stock            Paid -in     Stock     Accumulated      Exchange
ACTIVITY                            Shares        Amount           Capital   Subscriptions   Deficit       Adjustment
 Balance, October 31, 1997        6,960,813    $     6,960      $ 3,243,115   $   (97,276)  $(2,762,718)  $  (15,327)
 Exercise of warrants and options
  for cash                          156,343            157           47,794                           -            -
 Stock issued for services or
   equipment                        310,055            310          152,605                           -            -
 Stock sold for cash by private
    placement                        72,500             73           50,876
 Shares returned by officer        (755,000)          (755)        (169,120)            -

 Amortization of unpaid subscriptions                                              97,276
 Foreign exchange (loss)                  -              -                -                           -       39,482
 Net (loss) for the year ended
  October 31, 1998                        -              -                -                    (737,836)           -
                               ------------   ------------     ------------     ---------    ------------ ----------
 Balance, October 31, 1998        6,744,711          6,745        3,325,270             -    (3,500,554)      24,155

 Exercise of warrants and options
  for cash                        3,081,813          3,079          964,209                           -
-
 Compensation value of options            -                          20,600
 Stock issued for services or
   equipment                        291,927            292          125,849                           -
-
 Stock issued for debt conversion   238,055            238          128,312
 Options exercised for notes
   receivable                       723,424            723          149,975     (150,698)
 Common stock subscribed for cash         -              -                -      435,475
 Common stock subscribed for
    lawsuit settlement                                                            97,850
 Foreign exchange (loss)                  -              -                -                           -
(36,756)
 Net (loss) for the year ended
  October 31, 1999                        -              -                -                    (851,837)           -
                               ------------   ------------     ------------   -----------  ------------      -------
 Balance, October 31, 1999       11,079,930    $    11,077      $ 4,714,215   $   382,627   $(4,352,391)   $ (12,601)
                               ============   ============     ============   ===========  =============  ==========

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

Date:    April 21, 2000   Globus Cellular Wireless, Ltd.

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


/s/ Bernard Penner                                        4/21/00
------------------------------                               Date:
Bernard Penner
President, CEO and Director



/s/ Nicholas Wizinsky                                    4/21/00
------------------------------                               Date:
Nicholas Wizinsky
Secretary/Treasurer and COO



/s/ Jerome W. Cwiertnia                                   4/21/00
------------------------------                             Date:
Jerome W. Cwiertnia
Director




/s/ Anthony Dyck                                         4/21/00
------------------------------                              Date:
Anthony Dyck
Director



/s/ Hans Schroth                                         4/21/00
------------------------------                            Date:
Hans Schroth
Director