Form 10QSB
period 1999-10-31
GLOBUS WIRELESS LTD
filed 2000-04-21
CIK 939402

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

             11,541,917 of Common Stock ($.001 par value)
                               (Title of Class)

Transitional  Small  Business  Disclosure  Format  (check  one):
Yes                       No          x
      ---------              --------

                    GLOBUS WIRELESS, LTD.



PART  I:          Financial  Information

     ITEM  1  -  Financial  statements

     ITEM 2 - Management's' discussion and analysis of financial condition and results of operations

PART  II:          Other  Information

     ITEM  6  -  Exhibits  and  Reports  on  Form  8-K

                                    PART I

Item  1.  Financial  Statements:

Globus Wireless Ltd.
Balance Sheet
January 31, 2000
(Unaudited)
                           ASSETS

Current assets:
  Cash                                                        $     81,921
  Accounts receivable, other                                        53,458
  Inventories                                                       18,162
  Prepaid expenses                                                 143,119
                                                               -----------
      Total current assets                                         296,660

Property and equipment, at cost, less
  accumulated depreciation of $108,736                             360,021

Other assets                                                        13,112
                                                               -----------
                                                              $    669,793
                                                               ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $     54,263
  Notes payable                                                      1,121
  Accrued expenses                                                  15,808
  Accrued expenses - related party                                  28,633
                                                               -----------
      Total current liabilities                                     99,825

Stockholders' equity:
 Preferred stock, $.001 par value,
  20,000,000 shares authorized,                                        -
 Common stock, $.001 par value,
  100,000,000 shares authorized,
  11,541,917 shares issued and
  outstanding                                                       11,539
 Additional paid-in capital                                      5,175,640
 Stock subscriptions                                               (38,960)
 Foreign exchange adjustment                                       (10,540)
 (Deficit)                                                      (4,567,711)
                                                               -----------
                                                                   569,968
                                                               -----------
                                                              $    669,793
                                                               ===========


See accompanying notes to financial statements.

Globus Wireless Ltd.
Statements of Operations
Three Months Ended January 31, 2000 and 1999
(Unaudited)

                                                               Three Months        Three Months
                                                                    Ended               Ended
                                                                 January 31,         January 31,
                                                                     2000                1999
                                                                   --------            --------
Costs and expenses:
 General and administrative                                        182,229             151,348
 Research and development                                           30,371              10,065
                                                               -----------         -----------
                                                                   212,600             161,413
                                                               -----------         -----------
Income (loss) from operations                                     (212,600)           (161,266)

Other income and (expense):
 Interest income                                                     2,307
 Interest expense                                                   (5,027)               (825)
                                                               -----------         -----------
                                                                    (2,720)               (825)
                                                               -----------         -----------
Income (loss) from continuing operations
 before income taxes                                              (215,320)           (162,091)
Provision for income taxes                                             -                 3,019
                                                               -----------         -----------
  Net income (loss)                                           $   (215,320)       $   (153,213)
                                                               ===========         ===========

Basic earnings (loss) per share:
 Net income (loss)                                            $      (0.02)       $      (0.02)
                                                               ===========         ===========

 Weighted average shares outstanding                            11,515,921           6,810,937
                                                               ===========         ===========

  Net income (loss)                                           $   (215,320)       $   (153,213)
   Foreign exchange gain (loss) net of
    income taxes                                                     1,360              27,718
                                                               -----------         -----------
  Comprehensive income (loss)                                 $   (213,960)       $   (125,495)

See accompanying notes to financial statements.

Globus Wireless Ltd.
Statements of Cash Flows
Three Months Ended January 31, 2000 and 1999
(Unaudited)

                                                                Three Months        Three Months
                                                                    Ended               Ended
                                                                 January 31,         January 31,
                                                                     2000                1999
                                                                   --------            --------
  Net cash provided by (used in)
   operating activities                                           (368,470)            (39,943)
                                                              ------------        ------------

Cash flows from investing activities:
  Purchase of equipment                                            (87,171)            (10,124)
                                                               -----------         -----------
  Net cash provided by (used in)
   investing activities                                            (87,171)            (10,124)

Cash flows from financing activities:
  Common stock sold for cash                                        50,000                 -
  Increase in officer loans                                            -                39,249
  Repayment of notes payable                                           -                  (199)
                                                               -----------         -----------
  Net cash provided by (used in)
   financing activities                                             50,000              39,049
                                                               -----------         -----------
Increase (decrease) in cash                                       (405,641)            (11,018)
Cash and cash equivalents,
 beginning of period                                               487,562              31,673
                                                               -----------         -----------
Cash and cash equivalents,
 end of period                                                $     81,921        $     20,655
                                                               ===========         ===========



      See accompanying notes to financial statements.

Globus Wireless, Ltd.
Notes to Financial Statements
January 31, 2000


Basis of presentation

The accompanying condensed unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the Company's form 10-KSB filed for the year ended October 31, 1999.

Stockholders' equity

Basic (loss) per share was computed using the weighted average number of common shares outstanding.

During the period ended January 31, 2000 the Company issued 30,487 shares of its common stock for cash aggregating $50,000. Additionally during the period, the Company issued 53,750 shares of its restricted common stock for services provided to the Company valued at $1.64 per share.

The Company issued 377,750 shares of its common stock that had been subscribed for during the year ended October 31, 1999.

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

During the three months ended January 31, 2000, the Company purchased
equipment valued at $87,171.   As a result, net cash used in investing
activities was $87,171 for the three months ending January 31, 2000.

During the three months ended January 31, 1999, the Company purchased equipment valued at $10,124 resulting in net cash provided used in investing activities of $10,124.

During the three months ended January 31, 2000, the Company sold
common stock for cash of $50,000.   As a result, the Company has net
cash used in financing activities of $50,000.

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


Results of Operations.

For the three months ended January 31, 2000 compared to January 31,
1999.   The Company had minimal revenue of $147 for the three months ended January 31, 1999 compared to $0 for the three months ended
January 31, 2000.   The Company had research and development costs of
$10,065 for the three months ended January 31, 1999 compared to $30,371 for the three months ended January 31, 2000.

General and administrative expenses for the three months ended January
31, 2000 were $182,229   These expenses consisted primarily of
accounting $9,333, computer services of $1,137, delivery of $2,449, legal fees of $3,779, marketing of $34,741, office expense of $8,278, payroll taxes of $2,359, postage of $438, printing of $506, investor relations expense of $12,380, professional fees of $7,184, rent of $6,800, travel and entertainment of $15,307, telephone of $1,867, utilities of $1,136, wages of $15,750 and miscellaneous expenses of
$351.  The Company made management contract payments of $37,934.   For
the three months ended January 31, 2000, the Company had depreciation of $17,500 and amortization of $3,000 for the period ended January 31, 2000.

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




Date:  April 20, 2000                       /s/  Bernard Penner

                                             ---------------------------
                                             Bernard Penner, President