Form 10QSB
period 2000-04-30
GLOBUS WIRELESS LTD
filed 2000-06-14
CIK 939402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                                             FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED APRIL 30, 2000.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________________ to


                         Commission file number 0-25614


                              GLOBUS WIRELESS, LTD.
              (Exact name of Small Business Company in its charter)


NEVADA                                          88-0228274
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization                   Identification No.)

                   1955 Moss Court, Kelowna, British Columbia,
                     Canada , V1Y 9L3 (Address of principal
                     executive offices, including zip code)

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

         Yes        x            No

As of the end of the period covered by this report, the Company had 11,933,635 outstanding shares of Common Stock, par value $.001.

Transitional  Small  Business  Disclosure  Format  (check  one):

         Yes                     No          x

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                      Consolidated Financial Statements of

                              GLOBUS WIRELESS LTD.

                     Six month period ended, April 30, 2000
                      (Unaudited - Prepared by Management)

Consolidated Balance Sheets

$ United States

April 30, 2000 and October 31, 1999

-----------------------------------------------------------------------------------------------------------------------------
                                                                               April 30,        October 31,
                                                                                  2000              1999
                                                                                  (Unaudited - Prepared
                                                                                        by Management)
-----------------------------------------------------------------------------------------------------------------------------

                                     Assets
                                 Current Assets

Cash                                                                      $      168,253    $      487,562
Accounts receivable                                                               88,998            35,197
-----------------------------------------------------------------------------------------------------------------------------
Stock subscriptions receivable                                                   155,449               -
Loans and other advances                                                         254,771               -
Inventories                                                                       17,563               -
Prepaid expenses                                                                  32,592            62,432
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 717,626           585,191

Property and equipment, net of accumulated depreciation                          384,951           290,351

Other assets                                                                      14,085            16,111
-----------------------------------------------------------------------------------------------------------------------------
                                                                          $    1,116,662    $      891,653
-----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

Current liabilities

Accounts payable and accrued liabilities                                  $        7,154    $       88,262
Note payable                                                                       1,121             1,121
Due to shareholder                                                                51,843            51,843
-----------------------------------------------------------------------------------------------------------------------------
                                                                                  60,118           141,226

Subscriptions for common stock                                                   113,361           382,627

Stockholders' equity

Common stock                                                                      11,934            11,080
Additional paid in capital                                                     5,913,102         4,714,212
Accumulated other comprehensive income                                          (17,621)          (12,601)
-----------------------------------------------------------------------------------------------------------------------------
Deficit                                                                      (4,964,232)       (4,344,891)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                 943,183           367,800
-----------------------------------------------------------------------------------------------------------------------------
                                                                          $    1,116,662    $      891,653
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statements of Operations

$ United States

Three  month  periods  ended April 30,  2000 and 1999
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------------------

Engineering revenue                                                       $       39,563    $          -
-----------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------
Sale of accessories                                                               10,712               -
Cost of sales                                                                      5,972               -
                                                                                   4,740               -

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  44,303               -
Expenses

Research and development                                                          63,847            11,676
-----------------------------------------------------------------------------------------------------------------------------
General and administrative                                                       396,345           327,641
                                                                                 460,192           339,317

-----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations, before income taxes                            (415,889)         (339,317)

Income taxes                                                                         -               6,162
-----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                 (415,889)         (333,155)

Income from discontinued operation, net of income taxes                              -              11,961

-----------------------------------------------------------------------------------------------------------------------------
Loss                                                                      $     (415,889)   $     (321,194)
-----------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares                                             11,832,907         7,877,747
Basic loss per share                                                      $       (0.04)    $       (0.04)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss
Loss                                                                      $     (415,889)   $     (321,194)
Foreign currency translation adjustment                                            2,520            15,897
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                        $     (413,369)   $     (305,297)
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.

Consolidated Statements of Operations

$ United States

Six month periods ended April 30, 2000 and 1999
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------------------

Engineering revenue                                                       $       39,563    $          -

Sale of accessories                                                               10,712               -
-----------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                                      5,972               -
                                                                                   4,740               -

-----------------------------------------------------------------------------------------------------------------------------
                                                                                  44,303               -
Expenses

Research and development                                                          93,859            21,741
-----------------------------------------------------------------------------------------------------------------------------
General and administrative                                                       569,785           479,667
                                                                                 663,644           501,408

-----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations, before income taxes                            (619,341)         (501,408)

Income taxes                                                                         -               9,180
-----------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                 (619,341)         (492,228)

Income from discontinued operation, net of income taxes                              -              17,820

-----------------------------------------------------------------------------------------------------------------------------
Loss                                                                      $     (619,341)   $     (474,408)
-----------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares                                             11,684,999         7,344,342
Basic loss per share                                                      $       (0.05)    $       (0.06)
-----------------------------------------------------------------------------------------------------------------------------

Comprehensive loss

Loss                                                                      $     (619,341)   $     (474,408)
Foreign currency translation adjustment                                            5,020            43,615
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                        $     (614,321)   $     (430,793)
-----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.

Consolidated Statements of Cash Flows

$ United States

Six month periods ended April 30, 2000 and 1999
(Unaudited - Prepared by Management)

-----------------------------------------------------------------------------------------------------------------------------

                                                                                    2000              1999
-----------------------------------------------------------------------------------------------------------------------------

Net cash flows used in operating activities                               $    (715,341)    $    (127,516)

Cash flows from investing activities:

Purchase of equipment                                                          (119,206)          (52,370)
Loans and other advances                                                       (254,771)               -
-----------------------------------------------------------------------------------------------------------------------------
                                                                               (373,977)          (52,370)

Cash flows from financing activities:

Common stock issued for cash                                                     670,389           386,033
Subscriptions for common stock                                                   104,640           117,790
Repayment of note payable                                                            -               (469)
Increase in due to shareholder                                                       -               7,412
                                                                                 775,029           510,766

Foreign currency translation adjustment                                          (5,020)            43,615
-----------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                    (319,309)           374,495

Cash, beginning of period                                                        487,562            31,673

-----------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                       $      168,253    $      406,168
-----------------------------------------------------------------------------------------------------------------------------
Supplementary information
Interest paid                                                             $          -      $          -
Income taxes paid                                                                    -                 -
-----------------------------------------------------------------------------------------------------------------------------

Non-cash financing activities (note 2)

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.

Notes to Consolidated Financial Statements

$ United States

Six month period ended April 30, 2000
(Unaudited - Prepared by Management)



1.       Significant accounting policies:

     a) In the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with generally accepted accounting principles have been made.

     b) The Company's subsidiary Celltech Research Inc., operates in Canada and its operations are conducted in Canadian currency. However, the functional currency has been determined to be United States dollars. The method of translation applied is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.480 at April 30, 2000;

          ii) Non-monetary assets and liabilities are translated at the exchange rate in effect at the transaction date;

          iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date; and

          iv) The net adjustment arising from the translation is recorded as a separate component of stockholders' equity called

         "Accumulated other comprehensive income."

     c) Basic loss per share

   Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The effect of stock options outstanding during the period have not been included in the computation because to do so would be anti-dilutive.

2.       Issuance of common stock:

During the six month period ended April 30, 2000, the Company issued the following common stock:

   380,305 shares for cash proceeds of $670,389;
   431,500 shares for $373,906 in share subscriptions received prior to October 31, 1999; and 41,900 shares for cash proceeds of $155,449 received subsequent to April 30, 2000.

Subsequent to April 30, 2000, the Company issued 61,070 shares for cash subscriptions received prior to April 30, 2000.

As both the 431,500 and 41,900 shares referred to above were non-cash transactions for the period ended April 30, 2000, they are not reflected in the statement of cash flows.

GLOBUS WIRELESS LTD.

Notes to Consolidated Financial Statements

$ United States

Six month period ended April 30, 2000
(Unaudited - Prepared by Management)



3.       Contingencies:

     a) Pursuant to a technology licensing agreement, the Company is required to make periodic payments to an individual who is the Company's founder, major stockholder and former President. Technology license payments owing under the agreement amounted to approximately $240,000 at October 31, 1999 and $300,000 at April 30, 2000.

     During 1999, the Company launched a lawsuit against its former President for breach of his fiduciary duties. As part of its claims against its former President, the Company contends that its obligations under the agreement have been eliminated. Consequently, no accrual for technology license payments has been made as at October 31, 1999 and April 30, 2000.

     b) On April 27, 2000, the Company signed a letter of agreement with Coleman
and  Company   Securities  Inc.  to  secure   investors  for  the  Company.   In
consideration for these services, the Company is required to:

          i) pay a monthly fee of $5,000;

          ii) issue, within 30 days, 100,000 share purchase warrants with an exercise price of $4.00 per share, exerciseable for a period of 5 years; and

          iii) issue, within 30 days, an additional 100,000 share purchase warrants with an exercise price of $5.00 per share, exerciseable for a period of 5 years, vesting 20,000 warrants every 30 days from the execution of the letter.

4.       Depreciation:

Depreciation for the six month period ended April 30, 2000 was $26,632.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe-harbor" for forward-looking statements. This report includes both historical and forward-looking statements. Any forward-looking statements contained herein are based on Globus Wireless, Ltd's (the "Company) current expectations and projections about future events. All forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including anticipated growth strategies, anticipated trends in the business, including trends in technology and growth of the wireless communication industry, and future business directions for the Company and associated financial commitments. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may differ materially from those described in this report as anticipated, believed, estimated or expected.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed financial statements and notes thereto attached and the Company's consolidated financial statements and notes thereto attached in the Company's Annual Report on Form 10-K as of and for the year ended October 31, 1999.

Overview

Globus Wireless, Ltd., originally Daytona-Pacific Corporation, was incorporated in June 1987, under the laws of the State of Nevada. In October 1994 the Company acquired all of the assets of Globus Cellular & User Protection Ltd. (B.C.), putting the Company in the position of starting a new business in the wireless technology industry. In September 1995, the Company became a publicly traded corporation, trading on the NASD Over-the-Counter (OTC) Bulletin Board. Since early 1995 the Company, has been engaged in the research and development of new antennae technologies for wireless phones and through until mid-1999 was a development company.

In June 1999 there was a change in the management of the Company following the resignation of the President and CEO.

In July 1999 the Company entered in to an exclusive wireless accessories distribution agreement with 2001 Technology Incorporated, giving the Company 35 core products and 400 models for the Globus Accessory Line.

In September 1999 the Company announced the appointment of Mr. Shawn McMillen, an industry leading SAR specialist, as Director of Research for the Company's wireless phone testing and engineering services division, Celltech Research Inc. ("Celltech"), and opened a state-of-the-art research lab facility for wireless applications in Kelowna, B.C.

At the AGM in December 1999, the Company announced a contract manufacturing agreement with Auden Technology Mfg. Co. Ltd., for Globus/Celltech designed antenna products. As well the Company announced a partnership with Auden to develop and market ceramic embedded antenna technology for wireless devices. With the re-election of the Board of Directors at the AGM, the management group was directed to continue to move forward the business of the Company, to an operational concern with proven product, manufacturing capabilities, marketing and sales revenue and profitability. The Officers for the Company are Mr. Bernard Penner, President, CEO and Chairman; Mr. Nick Wizinsky, Chief Operations Officer and Secretary Treasurer; Mr. Cary Tremblay, Vice President Marketing & Sales (now Vice President Corporate Development); and as of April 2000 Mr. Gord Walsh has been appointed Vice President Marketing & Sales Wireless Devices.

Also in December 1999 the Company name was changed to Globus Wireless, Ltd., the name being more indicative of the Company's expertise, technologies and new product lines, which are applicable to all industry protocols as well as applications outside the wireless industry.

Today, Globus Wireless, Ltd., with its wholly owned subsidiary Celltech, is engaged in the research, design, manufacture, marketing and distribution of wireless communication products. The Company has three primary objectives:

o To become a leading provider of wireless antenna products and to provide solutions to achieve lower SAR (Specific Absorption Rate - a measurement of RF exposure absorbed by human tissue), for wireless communications Original Equipment Manufacturers ("OEMs"), without affecting desired performance of their respective wireless phone models;

o To become a major supplier of quality wireless phone accessories in North America, South America, Latin American and South Korean markets, through sales to industry dealer organizations, buyer groups, major retail networks and service providers; and

o To secure new marketing, manufacturing and technology opportunities in the wireless communication industry, which are synonymous with the Company's commitment to market products that enhance performance, reduce operating costs and/or improve efficiency, and which will provide significant earnings to the Company.

Results of Operations

Three months ended April 30, 2000 and 1999

Consolidated and first revenues for the Company since 1997 were $50,275 for the second quarter of fiscal 2000, compared to nominal sales of $117 (non-wireless product) for the same period ending April 30, 1999.

Engineering and testing services at Celltech provided $39,563 in revenue. OEM research programs undertaken at the direction of the Company will limit revenue generated by Celltech. As such, testing & service revenues earned at Celltech are considered ancillary and will fluctuate with increasing demands for lab time from the Company in support of its OEM antenna technology sales. In the second quarter Celltech expanded its capabilities to provide testing for Family Radio Service (FRS) devices, a relatively new limited range wireless communications product.

The balance of $10,712 in revenues in the second quarter was generated by test market sales for the Company's newly launched wireless accessory line. The Globus Accessory Line was officially launched at the January 2000 Consumer Electronics Show (CES) and February 2000 Cellular Telephone Industry Association
(CTIA) Show, and the Company launched it's business-to-business (B2B) e-commerce site for accessories in the second quarter. Efforts for this division are now focused on expansion of sales via the B2B site and establishing product distribution channels. Costs for accessories products sold amounted to $5972 for the three months ended April 30, 2000, with an average gross margin of 44% on accessory product sales.

The Company had research and development costs of $63,487 for the three months ended April 30, 2000, compared to $11,676 for the same period ending April 30, 1999.

Operating and other expenses were $396,345 for the three months ended April 30, 2000, an increase of $68,704, or 21%, from the prior year. This increase in SG&A expenses was primarily due to expanded marketing efforts, including increased staffing, increased travel relating directly to marketing and promotion of the Company's proprietary antennae technologies and Celltech expertise to the OEMs; costs for building and promoting the accessories B2B e-commerce site and establishing distribution channels; higher legal fees relating to several corporate, marketing and securities matters; and is offset by a decrease in license fees paid under prior management in 1999.

During the second quarter of fiscal 2000 the Company advanced $225,000 to an unrelated third party, as a deposit in advance of negotiations concerning the Company making an investment in the third party. Pursuant to confidentiality agreements signed by both companies the Company cannot disclose the details of the investment opportunity, the company nor its location. $125,000 of the receivable is due July 1, 2000, or sooner should negotiations end. The remaining $100,000 is due and payable in a lump sum on or before the February 15, 2001, again assuming negotiations are unsuccessful. Both advances may later be accounted for as deposits should the companies conclude an agreement.

Net losses were $415,889, or $(0.04) per share, for the second quarter of fiscal 2000 compared to $321,194, or $(0.04) per share for the same quarter last year.

Six months ended April 30, 2000 and 1999

Consolidated revenues were $50,275 for the first six months of fiscal 2000, all generated in the second quarter, compared to nominal sales of $265 (non-wireless product) for the same period in 1999, were a consequence of the June 1999 change in management and direction of the Company, with a focus shift from research to marketing and sales of proprietary wireless solution technologies and accessory products.

The Company had research and development costs of $93,859 for the six months ended April 30, 2000, compared to $21,741 for the same period ending April 30, 1999.

Operating and other expenses were $569,785 for the six months ended April 30, 2000, an increase of $90,118, or 18.8% from the prior year. Again the increase in SG&A expenses was primarily attributable to the shift in business strategy from research and development to the marketing of the Company's wireless proprietary technologies, products and testing services, and offset by the cancellation of license fees paid under prior management in 1999.

For the six months ended April 30, 2000, the Company had amortization of $24,606.

Net losses were $619,341, or $(0.05) per share, for the first six months of fiscal 2000 compared to $474,408, or $(0.06) per share for the same period last year.

Capital Resources and Liquidity

During the three months ended April 30, 2000, the Company purchased equipment valued at $2861 and loaned or advanced $254,771. As a result, net cash used in investing activities was $257,632 for the three months ending April 30, 2000. During the same quarter in fiscal 1999 the Company had purchased equipment valued at $52,370, resulting in net cash provided used in investment activities of $52,370.

During the three months ended April 30, 2000 the Company sold common stock for cash of $587,989 and sold stock subscriptions for cash of $104,640. As a result, the Company had net cash sourced from financing activities of $692,629.

Commitments & Contingencies

Following the change in management in June 1999, the Company entered into employment contracts with the officers for the Company. Two of the agreements are for a three-year term and the third agreement was renewed, for a three-year term, in the second quarter of 2000. A fourth officer employment agreement was entered in to late in the second quarter of 2000, also for a three-year term. The agreements provided for monthly payments aggregating $24,000 in total for the four officers. Each of the agreements call for increases in the Company's monthly commitment, subject to certain performance criteria being achieved. The agreements are expected to continue in force until terminated by either party.

During the second quarter of fiscal 2000 the Company made three additional significant commitments, including:

o        Appointment of KPMG LLP as the Company's new independent auditors

o Appointment of Sichenzia Ross & Friedman, of New York, NY, as the Company's US Securities Counsel

o Appointment of Coleman & Company Securities Inc., of New York, NY, as the Company's investment banker and financial advisors

Subject to performance and duration of its agreement with the Company, Coleman & Company will receive up to 300,000 in warrants to purchase an equivalent amount of Company common stock at purchase prices of $4.00, $5.00 & $6.00 per share.

Plan of Operation

Since the commencement of fiscal 2000 the Company has initiated the following actions and strategies with regards to the on-going advancement of its business opportunities:

     1. In April 2000 the Company secured the services of Gord Walsh, as Vice President Marketing & Sales Wireless Devices (Accessories), bringing over 20 years wireless industry sales experience to the Company. Jonathan Hughes also joined the organization as Project Manager for Celltech Research, providing an extensive knowledge of US and Canadian government agency standards, procedures, requirements and regulations for Electro Magnetic Compatibility and Radio Frequency exposure compliance and equipment approval of wireless devices.

     2. From February through April 2000 the Company, through its subsidiary Celltech, undertook and completed two OEM prototype antenna design programs; also in the second quarter of fiscal 2000 Celltech earned testing service revenues from other cellular telephone OEMs as well as completed its first compliance testing program for a FRS OEM.

     3. In February 2000 the Company launched its B2B e-commerce site for Globus Accessories

     4. In January and February 2000 launched the Globus Accessory Line at the CES and CTIA trade shows;

     5. In December 1999 secured a manufacturing agreement with Auden Technologies Mfg. Co. Ltd. of Taiwan for the contract manufacturing of Globus designed OEM antennae product; the Company also announced a research partnership with Auden concerning ceramic embedded antenna technology.

     6. In December 1999 the Company filed a Statement of Claim in British Columbia Supreme Court to confirm rightful ownership of its antenna technology and a declaration that license and other agreements related to that antenna technology under which Dr. Paul Bickert was paid monies, are void. The Company asserted that Dr. Paul Bickert breached fiduciary duties as a director and president of the Company when license and other agreements were improperly executed with him in his personal capacity. In addition to confirmation of ownership of patent rights, the Company seeks unspecified damages including a full accounting of all monies paid by the Company to Dr. Paul Bickert and for an order that he repay to the Company all monies received in breach of his fiduciary duties and all monies received without proper authorization of the Company. On the advice of counsel, the Company believes its claims to be meritorious. In connection with the lawsuit the Company had ceased all accruals of technology lease payments for that particular technology, retroactive to fiscal year end 1997. The Company does not anticipate a resolution in the matter until at least fiscal 2001.

Subsequent to the end of the second quarter, in May of 2000 the Company announced the appointment of Coleman & Company Securities Ltd., of New York, NY, as the Company's investment bank and financial advisor, and to raise the investment profile of the Company through their networks in the United States and abroad, to have a key role in efforts to secure additional capital to support growth in the marketing of the Company's proprietary technologies and wireless communication products, and to provide expertise in strategic planning and in evaluation of potential business acquisitions within the Company's industry.

For the balance of its present fiscal year, the Company's efforts will be directed toward the following:

     1. Securing OEM antenna sales contracts utilizing proprietary antenna designs and the Company's expertise in providing SAR solutions;

     2. Expanding the B2B e-commerce sales program, and increased sales of wireless devices in general, via securing of new distributors and dealers for the Globus Accessories Line, focusing primarily on markets in the USA, Canada and South America;

     3. Expanding the engineering and testing services of Celltech to include full FCC and IC testing and electronic filing;

     4. Examining potential business opportunities for the Company within the wireless industry, securing the necessary capital for growth through a series of finance related activities.

Marketing of the Company's expertise in providing antenna design and SAR solutions for wireless phone manufacturers is the Company's foremost priority. To the extent that the Company's resources permit, they will be focused primarily on OEM sales and then on expansion of marketing efforts for the accessories and new business opportunities. The Company currently employs fourteen employees and officers. The Company's current monthly salary costs are approximately $48,000. For three months ended April 30, 2000 the Company's average monthly cash expenses, inclusive of salary costs, were approximately $127,000. A significant amount of the monthly expenses are for corporate development, including marketing, travel and professional fees.

The Company anticipates having to secure additional capital to meet its on-going requirements and to meet its stated objectives before fiscal year end October 31, 2000. The Company is in the process of identifying potential investors in conjunction with efforts by its investment banker. Based on the Company's success in raising private placement financing in the past, the Company expects that it will be able to complete financings as required for growth and operations. The Company is also in the process of reviewing opportunities for debt financing of certain activities of the business. To date the Company has not utilized debt financing. The Company is not presently planning to incur significant expenses or to increase its salary or other operating costs significantly during the balance of the fiscal year. Any significant capital expenses or increases in operating costs will be dependent on the Company raising additional capital or generating revenue from sales of its products or services.

The Company to date has not generated sufficient revenue from sales of its products or services to sustain operations, and has only recently had the availability to market to OEMs its antenna design solutions and products. Furthermore, the Company only recently in the current fiscal year commenced a plan to establish various distribution channels for its wireless accessory product line. The Company's plans call for the generating of significant sales revenue by fiscal year end.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceeding that could have a material adverse effect on the results of operations or the financial condition of the Company. From time to time, the Company may become a party to litigation incidental to its business. There can be no assurance that any future legal proceedings will not have a material adverse affect on the Company.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

On April 26, 2000, the Company dismissed its former independent  auditor,  James
E. Scheifley & Associates, P.C. ("Scheifley & Associates"), based on their agreement that such action was in the best interests of both firms. Effective as of that date, the Company has engaged KPMG LLP ("KPMG") as its new independent auditor. The decision to end the Company's relationship with Scheifley & Associates and to engage KPMG was recommended by the Company's independent Audit Committee and unanimously approved by the Company's Board of Directors on March 26, 2000.

Over the course of Scheifley & Associates' engagement, the Company and Scheifley & Associates had no disagreements on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Scheifley & Associates, would have caused it to make reference to the subject matter of the disagreement in connection with any report or opinion it might have issued. Furthermore, neither of Scheifley & Associates' reports on the Company's financial statements for the past two years contained an adverse opinion, disclaimer of opinion, or modification or qualification of opinion.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:  Financial Data Schedule

  (b)  Reports on Form 8-K

         May 1, 2000       Change in Registrant's Certifying Accountant and U.S.
                           Securities Counsel.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    GLOBUS WIRELESS, INC.

Date:  June 14, 2000                        By: /s/ Bernard D. Penner
                                                 -------------------------------
                                                    Bernard D. Penner, President