Form 10QSB
period 2000-07-31
GLOBUS WIRELESS LTD
filed 2000-09-14
CIK 939402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 31, 2000.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________________ to ____________________.


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

         Yes        x            No
                  -------                --------

As of the end of the period covered by this report, the Company had 12,223,788 outstanding shares of Common Stock, par value $.001.

Transitional  Small Business Disclosure Format  (check  one):

         Yes                       No          x
                  -------                  --------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS
















                      Consolidated Financial Statements of

                              GLOBUS WIRELESS LTD.

                     Nine month period ended, July 31, 2000
                      (Unaudited - Prepared by Management)

GLOBUS WIRELESS LTD.
Consolidated Balance Sheets

$ United States

July 31, 2000 and October 31, 1999

------------------------------------------------------------------------------------------------------------------------------------
                                                                                July 31,    October 31,
                                                                                    2000           1999
                                                                   (Unaudited - Prepared
                                                                          by Management)
------------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets
 Cash                                                                      $      429,739    $      487,562
 Marketable Security                                                              199,012                 -
 Accounts receivable                                                               54,291            35,197
 Loans and other advances                                                          26,725               -
 Inventories                                                                       34,868               -
 Prepaid expenses                                                                   6,966            62,432
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  751,601           585,191

Property and equipment, net of accumulated depreciation                           397,705           290,351

Other assets                                                                       14,847            16,111

------------------------------------------------------------------------------------------------------------------------------------
                                                                           $    1,164,153    $      891,653
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
 Accounts payable and accrued liabilities                                  $       28,499    $       88,262
 Note payable                                                                           -             1,121
 Due to shareholder                                                                51,843            51,843
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   80,342           141,226

Subscriptions for common stock                                                          -           382,627

Stockholders' equity
 Common stock                                                                      12,224            11,080
 Additional paid in capital                                                     6,490,465         4,714,212
 Accumulated other comprehensive income                                           (20,063)          (12,601)
 Deficit                                                                       (5,398,815)       (4,344,891)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                1,083,811           367,800

------------------------------------------------------------------------------------------------------------------------------------
                                                                           $    1,164,153    $      891,653
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:
_______________________  Director

_______________________  Director

GLOBUS WIRELESS LTD.
Consolidated Statements of Operations

$ United States

Three  month  periods  ended July 31,  2000 and 1999  (Unaudited  - Prepared  by
Management)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Engineering revenue                                                        $       19,684    $          -

Sale of accessories                                                                 9,473               -
Cost of sales                                                                       5,684               -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    3,789               -

------------------------------------------------------------------------------------------------------------------------------------
                                                                                   23,473               -
Expenses
 Research and development                                                          60,273            15,191
 General and administrative                                                       397,783           138,101
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  458,056           153,292

------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations, before income taxes                             (434,583)         (153,292)

Income taxes                                                                          -               2,099
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                                  (434,583)         (151,193)

Income from discontinued operation, net of income taxes                               -               4,075

------------------------------------------------------------------------------------------------------------------------------------
Loss                                                                       $     (434,583)   $     (147,118)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares                                              12,071,066         7,877,747
Basic loss per share                                                       $       (0.04)    $       (0.02)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss
 Loss                                                                      $     (434,583)   $     (147,118)
 Foreign Currency translation adjustment                                           (2,442)          (24,325)
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                                        $     (437,025)   $     (171,443)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statements of Operations

$ United States

Nine  month  periods  ended July 31,  2000 and 1999  (Unaudited  -  Prepared  by
Management)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    2000              1999
------------------------------------------------------------------------------------------------------------------------------------

Engineering revenue                                                       $       59,247    $          -

Sale of accessories                                                               20,185               -
Cost of sales                                                                     11,656               -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                   8,529               -

------------------------------------------------------------------------------------------------------------------------------------
                                                                                  67,776               -
Expenses
 Research and development                                                        154,132            36,932
 General and administrative                                                      967,568           617,728
------------------------------------------------------------------------------------------------------------------------------------
                                                                               1,121,700           654,700

------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations, before income taxes                          (1,053,924)         (654,700)

Income taxes                                                                         -              11,279
------------------------------------------------------------------------------------------------------------------------------------
Loss from continuing operations                                               (1,053,924)         (643,700)

Income from discontinued operation, net of income taxes                              -              21,895

------------------------------------------------------------------------------------------------------------------------------------
Loss                                                                      $   (1,053,924)   $     (621,526)
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares                                             11,815,206         7,344,342
Basic loss per share                                                      $       (0.09)    $       (0.09)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss
 Loss                                                                     $   (1,053,924)   $     (621,526)
 Foreign currency translation adjustment                                          (7,462)           19,290
------------------------------------------------------------------------------------------------------------------------------------
 Comprehensive loss                                                       $   (1,061,386)   $     (602,236)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statement of Stockholders' Equity

$ United States

Nine month period ended July 31, 2000
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                          Accumulated
                                                             Additional                     Other          Total
                                       Capital Stock          Paid in                    Comprehensive   Stockholders
                                   Shares        Amount       Capital       Deficit         Income         Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, October 31, 1999       11,079,930   $    11,080   $ 4,714,212   $(4,344,891)   $   (12,601)   $   367,800

Issued for cash
  (note 2)                         712,358           712     1,325,905          --             --        1,326,617

Issued for subscriptions
  for common stock (note 2)        431,500           432       382,195          --             --          382,627

Compensation cost of
  options issued to
  employees (note 3)                  --            --          29,153          --             --           29,153

Compensation cost of
  warrants issued to non-
  employees (note 4)                  --            --          39,000          --             --           39,000

Loss  for the nine month
  period ended July 31, 2000          --            --            --      (1,053,924)          --       (1,053,924)

Foreign currency translation
  adjustment                          --            --            --            --           (7,462)        (7,462)

------------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000
  (Unaudited)                   12,223,788   $    12,224   $ 6,490,465   $(5,398,815)   $   (20,063)   $ 1,083,811
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows

$ United States

Nine  month  periods  ended July 31,  2000 and 1999  (Unaudited  -  Prepared  by
Management)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    2000              1999
------------------------------------------------------------------------------------------------------------------------------------

Net cash flows used in operating activities                               $    (992,888)    $    (303,405)

Cash flows from investing activities:
 Purchase of equipment                                                         (157,232)         (156,742)
 Loans and other advances                                                       (26,725)               -
 Purchase of marketable security                                               (199,012)               -
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (382,969)         (156,742)

Cash flows from financing activities:
 Common stock issued for cash                                                 1,326,617           872,955
 Repayment of note payable                                                       (1,121)             (833)
 Increase in due to shareholder                                                      -           (143,830)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              1,325,496           728,292

Effect of exchange rate changes on cash balances                                 (7,462)           19,290

------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                     (57,823)          287,435

Cash, beginning of period                                                       487,562            31,673

------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                       $     429,739    $      319,108
------------------------------------------------------------------------------------------------------------------------------------

Supplementary information
 Interest paid                                                            $          -      $          -
 Income taxes paid                                                                   -                 -
------------------------------------------------------------------------------------------------------------------------------------

Non-cash financing activities (note 2)

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine month period ended July 31, 2000
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------


1.       Significant accounting policies:

a) The accompanying financial statements as at July 31, 2000 and for the three and nine month periods ended July 31, 2000 are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with generally accepted accounting principles have been made.

b) The Company's subsidiary Celltech Research Inc., operates in Canada and its operations are conducted in Canadian currency. However, the functional currency has been determined to be United States dollars. The method of translation applied is as follows:

      i)  Monetary   assets  and  liabilities  are  translated  at  the  rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.477 at July 31, 2000;

      ii) Non-monetary assets and liabilities are translated at the exchange rate in effect at the transaction date;

      iii)Revenues and expenses are translated at the exchange rate in effect at the transaction date; and

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


2.       Issuance of common stock:

During the nine month period ended July 31, 2000, the Company issued the following common stock:

 712,358 shares for cash proceeds of  $1,326,647.
 431,500 shares for $382,627 in share subscriptions received prior to October 31, 1999.

As both the 431,500 shares referred to above,  the stock options  referred to in note 3 and the notes referred to in note 4 b) were non-cash transactions for the period ended July 31, 2000, they are not reflected in the statement of cash flows.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine month period ended July 31, 2000
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

3.     Stock options:

The Company applies APB Opinion No. 25 in accounting for employee stock options whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value at the date of grant.


During the nine month period ended July 31, 2000, the Company granted 119,000 common share options with exercise prices fixed at 85% of the market value of the Company's common shares at the grant date. Accordingly, compensation cost of $29,153, representing the excess of the market price over the exercise price of the options granted, has been included in the determination of the loss for the period.

4.       Contingencies:

 a) Pursuant to a technology licensing agreement, the Company was required to make periodic payments to an individual who is the Company's founder, major stockholder and former President. Technology license payments owing under the agreement have amounted to approximately $240,000 at October 31, 1999 and $330,000 at July 31, 2000.

     During 1999, the Company launched a lawsuit against its former President for breach of his fiduciary duties. As part of its claims against its former President, the Company contends that its obligations under the agreement have been eliminated. Consequently, no accrual for technology license payments has been made as at October 31, 1999 and July 31, 2000.

 b)  On May 8, 2000, the Company signed a letter of agreement with   Coleman and
     Company  Securities   Inc.  to   secure  investors   for  the   Company. In
     consideration for these services, the Company is required to:

         i)   pay a monthly cash fee of $5,000;

         ii) issue, within 30 days, 100,000 share purchase warrants with an exercise price of $4.00 per share, exercisable for a period of 5 years; and

         iii) issue, within 30 days, an additional 100,000 share purchase warrants with an exercise price of $5.00 per share, exercisable for a period of 5 years, vesting 20,000 warrants every 30 days from the execution of the letter.

The fair value of $39,000 of these warrants has been determined using the Black Scholes Method using an expected life of six months, volatility factor of 25%, risk free rate of 5.5% and no assumed dividend rate and has been included in the determination of the loss for the period.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine month period ended July 31, 2000
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------


5.       Depreciation:

Depreciation for the nine month period ended July 31, 2000 was $51,142.

6.       Subsequent Events:

 a) Subsequent to July 31, 2000, the Company issued 40,000 common shares for investor relations consulting services. The shares vest in increments of 10,000 on August 1, 2000, November 1, 2000, February 1, 2001 and May 1, 2001. The fair value of the services to be received, aggregating $120,000 is equivalent to the fair market value of the shares issued.

 b) Subsequent to July 31, 2000, the Company issued 93,833 common shares for notes receivable, aggregating $184,854 from the exercise of employee stock options. The notes receivable do not bear interest, are due within 364 days and are secured by the common shares issued.

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

     The Executive group has a mandate from the Board of Directors to continue to move forward the business of the Company, to an operational concern with proven product, manufacturing capabilities, marketing and sales revenue and profitability. The Officers for the Company are Mr. Bernard Penner, President, CEO and Chairman; Mr. Nick Wizinsky, Chief Operations Officer and Secretary Treasurer; Mr. Cary Tremblay, Vice President Corporate Development, and Mr. Gord Walsh, Vice President Marketing & Sales Wireless Devices.

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

o To become a major supplier of quality wireless phone accessories in North America, South America, Latin American, South Korean and other world markets, through sales to industry dealer organizations, buyer groups, major retail networks and service providers; and

o To secure new marketing, manufacturing and technology opportunities in the wireless communication industry, which are synonymous with the Company's commitment to market products that enhance performance, reduce operating costs and/or improve efficiency, and which will provide significant earnings to the Company.

Results of Operations

Three months July 31, 2000 and 1999

     Consolidated revenues for the Company were $29,157 for the third quarter of fiscal 2000, compared to nominal sales of $1,338 (non-wireless product) for the same period ending July 31, 1999.

     Engineering and testing services at Celltech provided $19,684 in revenue. OEM research programs undertaken at the direction of the Company will limit revenue generated by Celltech. As such, testing & service revenues earned at Celltech are considered ancillary and will fluctuate with increasing demands for lab time from the Company in support of its OEM antenna technology sales. In the third quarter Celltech expanded its capabilities to provide testing for all types of RF emitting devices including regular and rugged laptop computers, personal organizers, traditional two-way and marine radio products and Family Radio Service (FRS) devices.

     The balance of $9,473 in revenues in the third quarter was generated by on-going test market sales for the Company's recently launched wireless accessory line. The Globus Accessory Line was officially launched at the January 2000 Consumer Electronics Show (CES) and February 2000 Cellular Telephone Industry Association (CTIA) Show, and the Company launched it's business-to-business (B2B) e-commerce site for accessories in the second quarter. Efforts for this division are now focused on expansion of sales via the B2B site, primarily to US dealers and distributors, and on solidifying product distribution channels. The Company is on schedule to open its first US distribution & sales center in Sparks, Nevada, in September 2000, with an initial inventory placement of approximately $250,000. From this location product will be shipped throughout the US, while Canadian dealers and distributors will be derived by a similar operation in Kelowna, B.C. A revamped B2B e-commerce website will be on-line with the opening of the US distribution center. Costs for accessories products sold amounted to $5,684 for the three months ended July 31, 2000, with an average gross margin of 40% on accessory product sales.

     The Company had research and development costs of $60,273 for the three months ended July 31, 2000, compared to $15,191 for the same period ending July 31, 1999.

     Operating and other expenses were $397,783 for the three months ended July 31, 2000, an increase of $259,682 from the prior year. The increase in these expenses was primarily due to expanded marketing efforts, including increased staffing, increased travel relating directly to marketing and promotion of the Company's proprietary solutions technologies to the OEMs; costs for building and promoting the accessories B2B e-commerce site, redesigning the site based on test marketing results, and establishing distribution channels; higher legal fees relating to several corporate, marketing and securities matters; and is offset by a decrease in license fees paid under prior management in 1999.

     During the second quarter of fiscal 2000 the Company advanced $225,000 to an unrelated third party, as a deposit in advance of negotiations concerning the Company making an investment in the third party. Pursuant to confidentiality agreements signed by both companies the Company cannot disclose the details of negotiations, except for the fact that the Company has undertaken both a product research and testing program, and OEM marketing studies, in the area of polymer lithium ion battery technology. On July 24, 2000, the unrelated third party returned the full deposit to the Company while continuing with negotiations on several marketing, manufacturing and new product initiatives between the two companies.

     Net losses were $434,583, or $0.04 per share, for the third quarter of fiscal 2000 compared to $147,118, or $0.02 per share for the same quarter in 1999.

Nine months ended July 31, 2000 and 1999

     Consolidated revenues were $79,432 for the first nine months of fiscal 2000, all generated in the second and third quarters, compared to nominal sales of $1,603 (non-wireless product) for the same period in 1999, and were a consequence of the June 1999 change in management and direction of the Company, with a focus shift from research to marketing and sales of proprietary wireless solution technologies and accessory products.

     The Company had research and development costs of $154,132 for the nine months ended July 31, 2000, compared to $36,932 for the same period ending July 31, 1999.

     Operating and other expenses were $967,568 for the nine months ended July 31, 2000, an increase of $349,840, or 56% from the prior year. The increase in these expenses, was directly attributable to the shift in business strategy from research and development to the marketing of the Company's wireless proprietary technologies, products and testing services, and offset by the cancellation of license fees paid under prior management in 1999.

     For the nine months ended July 31, 2000, the Company had amortization of $51,142.

     Net losses were $1,053,924 or $0.09 per share, for the first nine months of fiscal 2000 compared to $621,526, or $0.09 per share for the same period fiscal 1999.

Capital Resources and Liquidity

     During the nine months ended July 31 2000, the Company purchased equipment valued at $157,232 , invested $199,012 in a marketable security and loaned or advanced $26,725. As a result, net cash used in investing activities was $382,969 for the nine months ending July 31, 2000. During the same period in fiscal 1999 the Company had purchased equipment valued at $156,742, resulting in net cash provided used in investment activities of $156,472.

     During the nine months ended July 31, 2000 the Company sold common stock for cash of $1,326,647 and repaid a note payable for $1,121. As a result, the Company had net cash sourced from financing activities of $1,325,526.

Commitments & Contingencies

     Following the change in management in June 1999, the Company entered into employment contracts with the officers for the Company. Two of the agreements are for a three-year term and the third agreement was renewed, for a three-year term, in the first quarter of 2000. A fourth officer employment agreement was entered in to in the second quarter of 2000, also for a three-year term. The agreements provided for monthly payments aggregating $24,000 in total for the four officers. Each of the agreements call for increases in the Company's monthly commitment, subject to certain performance criteria being achieved. The agreements are expected to continue in force until terminated by either party.

     During the current fiscal year 2000 the Company has made additional significant commitments, including:

o Appointment of KPMG LLP as the Company's new independent auditors, and approved by the Stockholder at the 1999 AGM on August 17, 2000

o Appointment of Sichenzia Ross & Friedman, of New York, NY, as the Company's US Securities Counsel

o Appointment of Coleman & Company Securities Inc., of New York, NY, as the Company's investment banker and financial advisors. Subject to performance and duration of its agreement with the Company, Coleman & Company will receive up to 300,000 warrants to purchase an equivalent amount of Company common stock at purchase prices of $4.00, $5.00 & $6.00 per share.

o Appointment of Hayden Communications Inc. (South Carolina) and Market Pathways Financial Relations (California) to assist in implementing a national investor relations program.

Plan of Operation

     Since the commencement of fiscal 2000 the Company has initiated the following actions and strategies with regards to the on-going advancement of its business opportunities:

1.       In  July  2000  the  Company   received   its  first   analyst   report
         recommendation by Christopher Moore, CFA, Senior Vice President, Director of Research, Coleman Investment Banking, New York, with a Speculative-Buy rating and 12-month price target of $11.
2. In June 2000 the Company announced it had signed a milestone agreement with Hyundai Electronics Company, with the Globus to supply Hyundai with a custom engineered SAR solution for Hyundai's latest state-of the-art single band dual mode wireless cell phone. The open-ended agreement guarantees a minimum order size of 500,000 units.
3. In June 2000 the Company secured the services of Ben Hewson, CA, to serve as Financial Controller, bringing over 13 years experience in both public and private accounting, including 7 years as an auditor for BDO Dunwoody and Ernst & Young.
4. Also in June, the Company commenced testing and compliance programs for several manufacturers of non-cellular phone devices as the issue of SAR became a major engineering factor for all RF emitting devices in both the US and Canada.
5. In May of 2000 the Company announced the appointment of Coleman & Company Securities Ltd., of New York, NY, as the Company's investment bank and financial advisor, and to raise the investment profile of the Company through their networks in the United States and abroad, to have a key role in efforts to secure additional capital to support growth in the marketing of the Company's proprietary technologies and wireless communication products, and to provide expertise in strategic planning and in evaluation of potential business acquisitions within the Company's industry.
6. Also in May 2000 the Company announced that Jonathan Hughes had joined the organization as Project Manager for Celltech Research, providing an extensive knowledge of US and Canadian government agency standards, procedures, requirements and regulations for Electro Magnetic Compatibility and Radio Frequency exposure compliance and equipment approval of wireless devices.
7. In April 2000 the Company secured the services of Gord Walsh, as Vice President Marketing & Sales Wireless Devices (Accessories), bringing over 20 years wireless industry sales experience to the Company.
8. From February through April 2000 the Company, through its subsidiary Celltech, undertook and completed two OEM prototype antenna design programs; also in the second quarter of fiscal 2000 Celltech earned testing service revenues from other cellular telephone OEMs as well as completed its first compliance testing program for a FRS OEM.

9. In February 2000 the Company launched its B2B e-commerce site for Globus Accessories
10. In January and February 2000 the Company launched the Globus Accessory Line at the CES and CTIA trade shows;
11. In December 1999 the Company also announced a research partnership with Auden concerning ceramic embedded antenna technology.
12. Also in December 1999 the Company filed a Statement of Claim in British Columbia Supreme Court to confirm rightful ownership of its antenna technology and a declaration that license and other agreements related to that antenna technology under which Dr. Paul Bickert was paid monies are void. The Company asserted that Dr. Paul Bickert breached fiduciary duties as a director and president of the Company when license and other agreements were improperly executed with him in his personal capacity. In addition to confirmation of ownership of patent rights, the Company seeks unspecified damages including a full accounting of all monies paid by the Company to Dr. Paul Bickert and for an order that he repay to the Company all monies received in breach of his fiduciary duties and all monies received without proper authorization of the Company. On the advice of counsel, the Company believes its claims to be meritorious. In connection with the lawsuit the Company had ceased all accruals of technology lease payments for that particular technology, retroactive to fiscal year end 1997. The Company does not anticipate a resolution in the matter until at least fiscal 2001.

For the balance of its present fiscal year, the Company's efforts will be directed toward the following:

1. Securing OEM SAR solution sales contracts utilizing proprietary designs and the Company's in-house expertise in solving SAR;

2. Launching of a revamped corporate website and now proven B2B e-commerce sales program, following a six-month period of test marketing for the product line and the distribution systems.

3. Increased sales of wireless devices in general, via securing of new distributors and dealers for the Globus Accessories Line, under the B2B value-added dealer program, focused primarily on markets in the USA, Canada. Additionally the Company will look to secure both new wireless product and new distribution channel opportunities.

4. Continued expansion of the engineering and testing services of Celltech to include full FCC and IC testing and electronic filing as well as solutions for OEMs and resulting in growing ancilliary revenues derived from testing and compliance filing on a growing range of RF emitting devices;
5. Examining and securing potential business opportunities for the Company within the wireless industry, securing the necessary capital for growth through a series of finance related activities.

     Marketing of the Company's expertise in providing SAR solutions for wireless phone manufacturers is the Company's foremost priority. To the extent that the Company's resources permit, they will be focused primarily on OEM SAR solution sales and on expansion of marketing efforts for a growing range of wireless products, including new business opportunities in this area. The Company is also undertaking to make commitments for product and market research in to polymer lithium ion battery technology.

     The Company currently employs fifteen employees and officers. The Company's current monthly salary costs are approximately $48,800. For three months ended July 31, 2000 the Company's average monthly cash expenses, inclusive of salary costs, were approximately $77,380. A significant amount of the monthly expenses are for corporate development, including marketing, travel and professional fees.

     The Company anticipates having to secure additional capital to meet its on-going requirements and to meet its stated objectives before fiscal year end October 31, 2000. The Company is in the process of identifying potential investors in conjunction with efforts by its investment banker. Based on the Company's success in raising private placement financing in the past, the Company expects that it will be able to complete financings as required for growth and operations. The Company is also in the process of reviewing opportunities for both longer term equity programs as well as debt financing of certain activities of the business. To date the Company has not utilized debt financing. Any significant capital expenses or increases in operating costs will be dependent on the Company raising additional capital or generating revenue from sales of its products or services.

The Company to date has not generated sufficient revenue from sales of its products or services to sustain operations, and has only recently had the availability to market to OEMs its antenna design solutions and products. Furthermore, the Company only recently in the current fiscal year commenced a plan to establish various distribution channels for its wireless accessory product line. The Company's plans call for the generating of significant sales revenue by fiscal year end, and both accessory sales and Celltech Research should be in a position to self-finance their expansion plans as well as contribute to the Company bottom line as of the final quarter of fiscal 2000.

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

     None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 17, 2000, an Annual Meeting of Stockholders (the "Annual Meeting") of the Company, was held at The Grand Okanagan Hotel at 1310 Water Street, Kelowna, B.C., Canada, V1Y 9P3, for the following purposes:

          a. To re-elect four directors to the Company's Board of Directors, each to hold office until his successor is elected and qualified or until his earlier resignation or removal; and

          b. To consider and act upon a proposal to ratify the Board of Directors' selection of KPMG LLP, as Independent Certified Accountants for fiscal year ended October 31, 2000.

     At the Annual Meeting, the Company's shareholders re-elected the Company's four directors, Bernard Penner, Jerome Cwiertnia, Anthony Dyck and Hans Schroth, to the Company's Board of Directors. In addition, the Company's shareholders unanimously voted in favor of ratifying the Board of Directors' selection of KPMG LLP, as Independent Certified Accountants for fiscal year ended October 31, 2000.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit 27:  Financial Data Schedule

  (b)  Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                           GLOBUS WIRELESS, INC.

Date: September 14, 2000                    By: /s/ Bernard D. Penner
                                                    Bernard D. Penner, President

Date: September 14, 2000                    By: /s/ Benjamin Hewson
                                                    Benjamin Hewson, Controller