Form 10KSB
period 2000-10-31
GLOBUS WIRELESS LTD
filed 2001-01-26
CIK 939402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

                         Commission file number 0-25614


                              GLOBUS WIRELESS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Nevada                                     88-0228274
    -------------------------------                     -------------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
     Incorporation or Organization)                     Identification No.)


              1955 Moss Court
   Kelowna, British Columbia, Canada                          V1Y 9L3
   ---------------------------------                          -------
(Address of Principal Executive Offices)                     (Zip Code)

                                 (250) 860-3130
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the exchange Act:

                                                    Name of Each Exchange
        Title of Each Class                          on Which Registered
        -------------------                          -------------------
                None
-----------------------------------      ---------------------------------------


-----------------------------------      ---------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

          Warrants to purchase common stock, $.001 par value per share
--------------------------------------------------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

     Indicate by check mark if no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

     The issuer's revenues for its most recent fiscal year. $6,296,301.

     The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was sold as of October 31, 2000 was: $27,976,879.

     The number of shares outstanding of the registrant's Common Stock outstanding as of October 31, 2000 was 12,797,621.

DOCUMENTS INCORPORATED BY REFERENCE:

     Part III

     (1)  Incorporated by referenced to the Form 10-SB File # 0-25614.
     (2)  Incorporated by referenced to the Form 10-SB File # 0-25614.
     (3)  Incorporated by referenced to the Form 10-SB File # 0-25614.
     (4) Incorporated by referenced to the Form 8-K/A filed by Globus on November 7, 2000.
     (5) Incorporated by referenced to the registration statement on Form SB-2 filed on Form 10-SB File # 333-53760.


     Transitional Small Business Disclosure Format: Yes ___; No  X

                                     PART I

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This report includes both historical and "forward-looking statements." Any forward-looking statements contained herein are based on Globus Wireless, Ltd's (the "Company) current expectations and projections about future events. All forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including anticipated growth strategies, anticipated trends in the business, including trends in technology and growth of the wireless communication industry, and future business directions for the Company and associated financial commitments.

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

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Globus Wireless, Ltd., with its wholly owned subsidiaries Celltech Research Inc. (B.C.) and Globus Wireless Canada Ltd. (Federal), is engaged in the research, design, manufacture, marketing and distribution of wireless communication products. We have three primary objectives:

     o to become a leading provider of technology solutions that provides lower SARs for OEM wireless products, without affecting and if not enhancing desired performance of the product. SAR, or Specific Absorption Rate, is a measurement to determine the amount of microwave radiation absorbed by human tissue
     o to become a major distributor and supplier of quality OEM handsets and OEM, aftermarket and proprietary wireless phone accessories, to carrier clients and distributors globally and dealers in North America.
     o to secure new marketing, manufacturing and technology opportunities in the wireless communication industry, which are synonymous with our commitment to market products, which enhance performance, reduce operating costs and/or improve efficiency, and which will provide us with significant earnings.

The Company currently maintains principal executive offices at 1955 Moss Court, Kelowna, British Columbia, Canada V1Y 9L3, which additionally serves as the base for Celltech Research and Globus Canada. We operate marketing and distribution centers in Kelowna, British Columbia, Los Angeles, California, Markham, Ontario, and Seoul, South Korea.

Our subsidiaries and the percentage of voting shares that we beneficially own are as follows:

     Name of Subsidiary (Jurisdiction)                        Ownership
     ---------------------------------                        ---------
     Celltech Research Inc. (British Columbia)                100%
     Globus Wireless Canada, Ltd. (Canada Federal)            100%

During fiscal 2000, the Company established its market leadership position as a leading SAR solutions provider in the global wireless telecommunications industry, transcending from its research and development focus, to marketing of SAR solutions to an expanding customer base. Additionally, the Company successfully undertook a diversification to its operational base to include marketing, sales and warehouse distribution of wireless devices and accessories primarily through the acquisition of Edge Continental Inc., located in Markham, Ontario, and through start-up of warehouse/distribution operations in Los Angeles, CA. The Company's multi-portal distribution services include purchasing, marketing, selling, warehousing, and delivery of wireless handsets and accessories of major OEM's such as Motorola, Noika, Ericsson, Audiovox, Seimens, Sony, and NEC.

History

The Company was incorporated under the laws of the State of Nevada in June 1987, under the name Daytona Pacific Corporation. In October 1994, the Company acquired all the assets of Globus Cellular & User Protection Ltd. (Canada) and changed its name to Globus Cellular and User Protection Ltd. In September 1995, the company became a publicly traded corporation, trading on the NASD Over-the-Counter (OTC) Bulletin Board. In August 1997, the Company changed it's name to Globus Cellular, Ltd. In December 1999, the Company changed its name to Globus Wireless, Ltd., the name being more indicative of the Company's expertise, technologies, and new product lines, which are applicable to all industry protocols as well as applications outside the wireless industry. The Company remains listed on the OTC Bulletin Board, under the trading symbol "GBWL."

In June 1999, there was a change in our management following the resignation of the President and CEO. The Board of Directors subsequently appointed a new executive group to manage Globus. Past Vice President, 1994-97, Mr. Bernard Penner, was appointed President, CEO and Chairman, past General Manager, Mr. Nick Wizinsky, was appointed Chief Operations Officer, Secretary and Treasurer, and later was named Chief Financial Officer, and Mr. Cary Tremblay was appointed Vice President, Marketing & Sales, moving to Senior Vice President Corporate Development, International & Carrier Sales in September 2000. The decision was made by the Board to move Globus forward from being a development company to an operational concern with proven product, manufacturing capabilities, marketing and sales revenue and profitability. In April 2000, Mr. Gord Walsh joined the executive group and serves as Senior Vice President Marketing & Sales, Wireless Devices Dealer Distribution.

Globus, with Celltech serving as the Company's SAR solutions center, continues to research new applications for its trade secret SAR solutions processes, having expanded usage from wireless phones to a full range of radio frequency
(RF) emitting devices such as wireless laptops, PDA's, marine, FRS and two-way radio. The Company is also looking to develop new antennae technology platforms, compatible with its SAR solutions processes, to meet the changing requirements of wireless communication devices.

To further support efforts to be industry leaders in SAR research, Globus has commenced a program to examine opportunities in polymer lithium ion (PLi) battery technology, not only because of the demand for better power sources but also because better power sources have a direct relationship on SARs emitted from RF-emitting devices.

Globus, and Globus Wireless Canada, provide the Company with an international distribution engine providing product through several distributor channels, domestic and international, including direct from an OEM supply, to providing product under value added dealer programs in North America.

Employees

The Company currently has in all operations and subsidiaries 33 full time employees in operations, sales and marketing and research, and will add an additional 5 to 7 employees with the opening of the Los Angeles Marketing, Procurement & Distribution Center. Of these employees, 4 are in executive positions, 9 are engaged in sales and marketing, 4 are engaged in R&D at Celltech, 5 are warehouse distribution services and 7 are in finance and administration. None of the Company's employees in any division or subsidiary are covered by a collective bargaining agreement, and the Company believes that relations with employees are good. To date, employee turnover has been nominal, however the Company cannot guarantee this will continue to be the case as it expands operations.

Competition

SAR Solution

The Company is not aware of any direct competition for its core SAR solution processes that focus on low radiation and high performance factors in an OEM handset, or other RF-emitting device. There are several antenna manufacturing and supply firms in the marketplace providing a variety of antenna technologies, however, the Company has established certain expertise in antenna design and shielding research, particularly in the areas of low radiation and high performance, through our wholly-owned subsidiary Celltech Research. There are as well other testing labs, operating for the sole purpose of generating testing only revenues; to the Company's knowledge there is no other testing center like Celltech were solutions are provided to the OEMs. Most of the OEMs do have some type of internal testing lab organization, but with the exception of a few larger OEMs, most contract out testing of the product to Federal Communication Commission (FCC) and/or Industry Canada regulations (or other regulatory bodies in other parts of the world).

The commitment to design and engineer low radiation high performance solutions for RF-emitting devices was brought about by growing concerns over specific absorption rates or SAR levels being experienced by users of wireless phones. Throughout the 1990s there has been increasing industry, consumer and government awareness of the issues of radiation levels and exposure limits. OEMs are now facing stringent FCC compliance guidelines and have to satisfy the demands of major carrier buyers seeking high conductive power and sufficient Effective Radiated Power, coupled with increased consumer demand for better all-round performance. The Company has thus positioned and marketed itself as a solution provider, providing testing results and FCC filing services as well as a provider of antenna and phone shielding design solutions that can assist OEMs in meeting applicable government regulations and consumer performance requirements.

Celltech, in addition to serving the OEM design and testing requirements of our OEM clientele, provides independent testing services to other OEMs. In these capacities, Celltech is competing with a very limited number of like qualified testing-only driven labs around the world, based primarily in North America and Europe.

To date the Company has expended over $500,00 in upgrading the research and testing equipment at Celltech labs, and will look to increase the investment in fiscal 2001 with a major expansion of facilities and equipment, to service the growing number of clients.

Distribution

With the recent acquisition of Edge Continental and its combining with the Globus Wireless Devices Product Distribution Group, the Company now has an international distribution engine servicing OEM, carrier, distributor, dealer and retail clients. Globus Wireless now has a diverse product offering from OEM handsets and accessories, to high quality aftermarket accessories, to our own proprietary design accessory product. Focus markets include North America, South America, Latin America and in Korea.

There are competitors to the product line in these and other world markets. Each of the Company's products have a proven track record in North American, European or Asian marketplaces. Competition with similar products, if any, would be on the basis of price, performance, quality of the products and delivery time to the client. It is the latter factor, the ability to fulfill quickly, that has become of increasing importance in the highly competitive wireless industry market and the Company is confident, with distribution centers in Los Angeles California, Markham Ontario, Seoul Korea and Kelowna, B.C., it can satisfy market demands to deliver quality product on time.

As well, certain products, such as the Voyager Battery provide an exclusive technology leadership position. The Voyager Battery is a new technology that eliminates the need for an external charger for wireless phones by plugging directly in to a standard AC outlet.

Principal Products

The Company's original wireless industry product was a shielding device, sold as an aftermarket add-on for cellular phones. In late 1994, the Company abandoned this shielding technology because of low market acceptance and performance factors, in favor of research into new antenna technologies.

From 1995 to 1999, Globus Wireless was a development stage company. Research prototype antennae were designed and tested by researchers at Globus as they pursued advancements in near field radiation reduction and far field performance enhancement. An extensive patent program commenced. Research efforts were to be bolstered when on August 16, 1996, the United States Federal Communications Commission came out with new stringent guidelines for the cellular industry manufacturers of phone devises requiring that these products not exceed certain radiation exposure levels to users. These guidelines force manufacturers into compliance by either tuning down the output of the phones or redesigning the antennas to reduce exposure to users.

Since 1995, the Company's research and testing capabilities have been developed in-house and with the assistance of Canada's National Research Counsel, providing grant monies as well as assisting us in our relationship with the Department of Physics of Okanagan College University in British Columbia. Various research efforts were led by Dr. Dan Murray, Director of Research from 1994 to 1997, from the Dept. of Physics at the Okanagan College University, and more recently by Mr. Shawn McMillen, General Manger for Celltech, member of the IEEE standards committee for SAR and standards of measure, and recognized as a pioneer in SAR research and solutions for RF devices.

It was not until late 1999 that various research efforts resulted in finalization of a saleable, trade-secret protected multi-part SAR solutions process, that can utilize a Globus designed or an OEM designed antenna, and that could meet the specifications required by original equipment manufacturers or OEMs and would assist the OEMs in meeting the US Federal Communications Commission and Industry Canada regulations.

Today, with Celltech labs providing Globus on-going research, design advancements and unique testing capabilities, the Company has garnered significant interest in its SAR solutions technology and processes from a number of international handset and other RF-device OEMs.

Due to the competitive nature of the wireless industry, until such time as a purchase commitment for a Globus-designed SAR solution is secured, all design and research efforts with OEMs are held confidential, and testing and compliance filing contracts are not disclosed.

The Company's international product distribution engine, benefiting most recently with the acquisition of Edge Continental and its merging in to the Globus Product Distribution Group, has provided the Company with the means to move product, OEM, aftermarket or Company design, both ways through multiple distribution channels. It is anticipated that in addition to continuing to distribute and sell an array of OEM handsets and accessory product, the Company will be successful in marketing efforts to OEMs to include Globus proprietary product in their handset bundles. When an OEM launches a new handset, they frequently source suppliers for all required accessories that are bundled with the handset.

Patents & Trade Secrets

Since 1995, the Company has incurred significant expenses in patenting fees for an antenna technology. A favorable opinion on the technology was granted by the International Patent Cooperation Treaty Examiner and, subsequently, patents have been issued in the United States and in Europe. Patent applications are in various states of pendency in several other jurisdictions. While the Company has not yet combined this particular patented antenna technology in any of its SAR solutions to date, utilizing instead alternative designs as supplied by OEMs, in December 1999 the Company filed a statement of claim in the British Columbia Supreme Court, versus the past President of the Company, to confirm rightful ownership of this antenna technology, seeking to protect the Company's investment in this particular design should it elect to utilize the patent design at a later date. In its statement, the Company asserted that its past-President breached certain fiduciary duties as a director and officer while President of the Company when license and other agreements were improperly executed with him in his personal capacity. In addition to confirmation of ownership of patent rights the Company seeks unspecified damages. On the advice of counsel the Company believes its claim to meritorious.

The Company does not anticipate a resolution on this matter until at least fiscal 2002 and to date it has had no effect, nor is it ever expected to, on the ability of the Company to market its SAR solution technologies and processes to OEMs.

With supporting efforts and facilities at Celltech, we will continue filing for patent protection of new antennae designs should we deem such action to be in the best interests of the Company. Our policy is to seek patent protection in the major industrial markets first, and to then seek protection in emerging markets where wireless networks are or will be surpassing growth of traditional land-based communication networks. With respect to our proprietary SAR solutions processes, we have instead elected to protect these and the how-to knowledge under an internal trade-secret policy. OEM clients are provided only with an end-solution and do not participate in research efforts to resolve SAR and performance issues on their particular handset or other device. Key employees and senior management knowledgeable in the trade secret processes utilized are under non-competition non-disclosure agreements and full disclosure is limited to senior-most persons in the organization.

Marketing

The world wide wireless industry has been and will continue to demonstrate tremendous growth. In less than a decade it has become a trillion US dollar industry. The emergence of new wireless platforms that are able to converge with the other technologies are opening up new markets worldwide. Lower acquisition and operating costs for the consumer are making wireless technology more accessible each day that in some markets in Asia Pacific wireless is starting to directly compete with traditional landline services. There are conflicting analyst projections regarding the rate of growth, but there is consensus the industry will continue to experience explosive growth.

The primary objective of the Company's research and development division, Celltech, is to assist OEMs with their product compliance to Federal Communications Commission guidelines for SAR and Effective Radiated Power emissions, simultaneously providing real-world performance enhancing solutions as demanded from the marketplace. Since opening Celltech labs in September 1999, the Company has received growing recognition from OEMs for the unique services now offered, and it is now forging a leadership position as a wireless solution provider.

Having now a global distribution engine for wireless products allows Globus Wireless to expand upon our SAR solution OEM relationships, both on the buying and selling side, as well as allowing the Company to capitalize on strategic alliances and opportunities with large retail chains, service providers and the wireless distributor and dealer organizations.

In July 1999, the Company reached an exclusive agreement with 2001 Technology Inc. of Taipei, R.O.C., for distribution of an extensive aftermarket products line, the line already proven in Europe with $15 million in sales per annum. The agreement significantly reduced development costs and time to market. Launch of this line commenced in Las Vegas at Consumer Electronic Show in January 2000 and the Cellular Telephone Industry Association show in New Orleans in February 2000. A comprehensive online dealer e-commerce program was established to support marketing efforts. In August, the line became the foundation for the start-up of Globus Wireless Devices Product Distribution Group, and several new OEM products were added, including a new polymer lithium ion battery product line from UltraLife Battery in New Jersey.

In September, integration efforts commenced with Edge Continental and their product base of OEM handsets and accessories, as well as a proprietary design CLA product frequently utilized in OEM handset bundles. The acquisition of Edge Continental also brought with it an established customer base of over 1,100 dealers and distributors, and the marketing expertise of the two principals, who are now serving in senior management positions in the North American Dealer Program and US Marketing, Procurement & Distribution Center in California.

In mid October 2000, the Company entered into a $40 million handset distribution agreement for certain Motorola handset product and to fiscal year end 2000 had distributed almost 80,000 of 730,000 handsets committed over next 12 months. Additionally, and subsequent to fiscal year end, the Company acquired over $3.1 million in wireless accessories to distribute through its distribution channels. Together, the agreements led to the opening of the new California distribution center, and to better serve major west coast and Asian markets.

On October 4, 2000, the Company announced a Letter of Intent had been signed to acquire PCI Marketing & Communications Inc., owners of the ShopWireless brand ShopWireless.Com, an accomplished direct to consumer marketing company and established electronics on-lone retailer. The Company is projecting that ShopWireless.Com will provide $5.5-7.0 million in revenues during fiscal 2001. The acquisition, scheduled to close in late January 2001, will complete the Company's distribution chain by directly linking products from OEMs through to channels to the end consumer.

In fiscal year 2001, the Company will continue to explore new market, product and technology opportunities in the industry, and leverage established and building relationships in its various distribution channels.

Manufacturing

Direct manufacturing needs in support of the various products sold by the Company are nominal. In 1999, it was decided to outsource manufacturing of antennae product in order to focus on the design and engineering of SAR solutions, antennae design and other wireless technologies. In late 1999, the Company announced an agreement with Auden Technology of Pa-Te City, R.O.C., for the purposes of manufacturing antennae product designed and engineered at Celltech labs. Auden has capacity for 14.4 million units per year and the agreement positions the Company to satisfy OEM requirements for ISO 9001 and ISO 9002 certification, as well as providing complete turnkey antenna services from testing through to prototype design and manufacturing. Finished products can then be shipped directly to the OEMs, many of which are also based in the Far East.

To date, the Company has not required use of Auden's manufacturing expertise for our OEM clients, working instead with the OEMs' current antenna vendors, focused more so on providing SAR and performance solutions. The Company is exploring opportunities to contract manufacture along terms similar to its agreement with Auden, with antenna manufacturers in North America and in Korea. Building a larger stable of antenna designs will further extend the applications for our proprietary SAR solution processes.

The vast majority of products moved by the Company's distribution businesses are manufactured by internationally recognized OEMs, under certain supply agreements. Product for which the Company has exclusive distribution rights and/or proprietary design rights to, including the Voyager and CLA products, are contracted out to reputable and established manufacturers.

Environmental Regulations

According to federal environmental regulators, US and Canada, the Company's SAR solutions technologies and processes, are considered passive devices and, as such, fall outside the scope of Radiation Emitting Devices Regulations. At present there are no federal environmental regulations to which our products are subject. Currently, the US government, through the FCC, has set guidelines for antenna radiation emission levels, measured in conjunction with the operation of a wireless phone. The Company's SAR solutions are designed to assist wireless phone OEMs whose product must satisfy these guidelines.

There is no assurance, however, that specific regulations on antennae product will not be implemented in the future, by FCC or other government agencies.

Various products in the Wireless Devices Product Distribution Group are tested and in compliance with their respective standards in the applicable jurisdiction, otherwise it is Company policy not to distribute non-standard or non-complying product. Likewise with OEM handsets sold, it is policy not to distribute any handset product which does not have an FCC ID number, signifying its compliance with applicable FCC regulations and irregardless of whether or not the market sold into is regulated.

Research & Development

Design and engineering of SAR solutions and antenna technologies have been the primary focus of research and development efforts. Research efforts have been further defined to focus on resolving emissions and design issues to enable clients to get their products to market as quickly as possible. The opening of Celltech in 1999 provided the opportunity to serve as a full service testing and solutions provider to OEMs. In addition to providing SAR solutions, antenna design and engineering services, Celltech provides for FCC compliance testing and performance testing. Mr. Shawn McMillen, General Manager for Celltech, is recognized in the wireless industry as a leading SAR expert and has extensive experience in RF emissions research and FCC compliance testing.

The Celltech lab has garnered considerable attention among wireless handset producers and is gaining a reputation as one of the most progressive solutions providers in the industry. The facilities are proving to be an effective catalyst in pursuit of our SAR solution marketing goals and the Company is projecting to secure a minimum $5.6 million in SAR solution business in fiscal 2001, exclusive of providing antennae product which may be part of a solution provided to the OEM. The demand for Celltech's unique services is such that the Company will in fiscal 2001 look to expand its research center facilities to service a growing number of clients.

Liability Insurance; Indemnification

The Company has a comprehensive global insurance policy providing for general liability, fire, and other loss types, as well as to protect against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. The Company presently pays $65,000 annually for $10,000,000 coverage. There is no assurance, however that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or resulting losses that may arise in business operations or with loss of products. Any such liability that might arise could be substantial and may exceed the assets of Globus. The Company's articles of incorporation and by-laws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. However, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons, it is the opinion of the Securities Exchange Commission such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases approximately 6,000 square feet in Kelowna, British Columbia for $2,467 per month. This facility currently houses executive offices, western sales, distribution, technical and administrative offices for Globus Wireless Canada, and lab facilities for Celltech Research Labs. Eastern sales, distribution, technical and administrative offices for Globus Wireless Canada are located in a 4,600 square feet facility in Markham, Ontario, at a cost of $5,000 per month.

On December 1, 2000, Globus Wireless, Ltd. subleased approximately 45,900 square feet in Garden Grove, California, for $19,744 per month, to serve as the US Marketing, Procurement & Distribution Center. The Company has rented approximately 22,000 sq. ft. to a US based sales agent for Globus for a monthly fee of $9,872. This facility will house marketing and carrier and international distribution sales center, procurement, as well as executive offices for the US market. Also in the US, in September 2000, the Company contracted a distribution center Reno, Nevada in support of dealer programs in the US. The Company now expects to consolidate the Reno operation into the LA center in the second quarter or fiscal 2001.

In September 2000, the Company opened a marketing & procurement branch in Seoul, Korea.

ITEM 3. LEGAL PROCEEDINGS

From time to time the Company is subject to litigation incidental to its business including possible product liability claims. Such claims, if successful, could exceed applicable insurance coverage. The Company is not currently a party to any legal proceedings that it considers to be material.

In December 1999, the Company filed a statement of claim in the British Columbia Supreme Court, against Paul Bickert, former president and director of the Company, including allegations that he breached fiduciary duties as a director and officer, and requests for confirmation of the Company's ownership of a patented antenna technology and for unspecified damages against Mr. Bickert. Mr. Bickert has filed counterclaimed. A trial date has been set for April of 2002. The Company believes that its Statement of Claim has merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 17, 2000, an Annual Meeting of Stockholders (the "Annual Meeting") of the Company, was held at the Grand Okanagan Hotel at 1310 Water Street, Kelowna, B.C., Canada, V1Y 9P3, for the following purposes:

     a. To re-elect four directors to the Company's Board of Directors, each to hold office until his successor is elected and qualified or his earlier resignation or removal; and
     b. To consider and act upon a proposal to ratify the Board of Director's selection of KPMG LLP, as Independent Certified Accountants for the fiscal year ended October 31, 2000.

At the Annual Meeting, the Company's shareholders re-elected the Company's four directors, Bernard Penner, Jerome Cwiertnia, Anthony Dyck and Hans Schroth, to the Company's Board of Directors. In addition, the Company's shareholders unanimously voted in favor of ratifying the Board of Directors' selection of KPMG LLP, as the Independent Certified Accountants for fiscal year ended October 31, 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market For Securities

The Company's common stock trades on the NASD Over-The-Counter Market under the symbol "GBWL." Trading of our common stock began on September 19, 1995. The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the NASD Bulletin Board, by ACAP Financial, M.H. Meyerson & Co., Inc. and Vantage Point Capital (Canada). The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                      High         Low
                                                      ----         ---
     Year Ended October 31, 1999:
     ----------------------------
             First Quarter.................           .343         .218
             Second Quarter................          1.656         .562
             Third Quarter.................          3.250        1.218
             Fourth Quarter................          2.625        1.968

     Year Ended October 31, 2000:
     ----------------------------
             First Quarter.................          2.687        1.250
             Second Quarter................         10.125        2.000
             Third Quarter.................          4.937        2.875
             Fourth Quarter................          6.00         2.093


The approximate number of holders of record of our common stock, $.001 par value, as of October 31, 1999, was 298. As of October 31, 2000 there were 271 holders of record.

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors. No dividends on our common stock have ever been paid, and we do not anticipate that dividends will be paid on our common stock in the next fiscal year.

Recent Sale of Unregistered Securities

     On October 27, 2000, we issued 100,000 shares of our common stock for $300,000 to Jeremie Dyck.

     On September 21, 2000, we issued 40,000 shares of our common stock for $108,000 to Ben Liang.

     On August 18, 2000, Marleen Knoblick exercised her options for 1,000 shares of our common stock.

     On August 18, 2000, Kerry McIntyre exercised her options for 2,000 shares of our common stock.

     On August 18, 2000, Pat D'Easum exercised her options for 6,000 shares of our common stock.

     On August 18, 2000, Lynda Newitt exercised her options for 6,500 shares of our common stock.

     On August 18, 2000, Kari O'Rourke exercised her options for 7,500 shares of our common stock.

     On August 18, 2000, A Cary Tremblay exercised his options for 33,333 shares of our common stock. On August 18, 2000, Gord Walsh exercised his options for 20,000 shares of our common stock.

     On August 18, 2000, Nick Wizinsky exercised his options for 10,000 shares of our common stock. On August 18, 2000, Ben Hewson exercised his options for 7,500 shares of our common stock.

     On August 1, 2000, Hayden Communications received 40,000 shares of our common stock for services rendered.

     On July 31, 2000, we issued 36,244 shares of our common stock for $70,313 to Dr. Gerald Haas.

     On July 31, 2000, we issued 102,457 shares of our common stock for $293,480 to Jill Twerdun.

     On July 18, 2000, we issued 55,382 shares of our common stock for $109,989 to Gordon Miller.

     On July 18, 2000, we issued 35,000 shares of our common stock for $69,510 to Konrad Komitsch.

     On May 8, 2000, we issued 32,000 shares of our common stock for $104,640 to Jeremie Dyck.

     On April 21, 2000, Tony Dyck, exercised his options for 21,333 shares of our common stock.

     On April 21, 2000, we issued 41,900 shares of our common stock for $155,449 to Mark Twerdun.

     On April 21, 2000, Ron Armstrong, exercised his options for 12,122 shares of our common stock.

     On April 21, 2000, we issued 37,155 shares of our common stock for $132,272 to Wolfgang Jastram.

     On February 18, 2000, we issued 100,000 shares of our common stock for $174,400 to Gordon Miller.

     On February 18, 2000, we issued 100,000 shares of our common stock for $164,000 to Ben Liang and Clement Law.

     On February 10, 2000, we issued 79,208 shares of our common stock for $100,000 to Haery J Park.

     On December 2, 1999, we issued 30,487 shares of our common stock for $49,999 Gerald Haas.

     On December 2, 1999, ABW Trading NFC Service received 47,500 shares of our common stock as a compensation for a legal settlement.

     On November 18, 1999, Patrick Tymiak exercised his warrants for 6,250 shares of our common stock.

     On November 18, 1999, various investors exercised their warrants for 377,750 shares of our common stock.

Except as otherwise disclosed, each of the foregoing issuances of securities was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements which have been prepared in accordance with U.S. Generally Accepted Accounting Principles and are presented in United States dollars ($).

Results of Operations

Fiscal Year Ending October 31, 2000 Compared to Fiscal Year Ending October 31, 1999

In the year ending October 31, 2000, the Company recorded a loss of $1,205,613. This compares to a $868,596 loss recorded in the year ending October 31, 1999. The increased loss position reflects operations start up costs incurred by the Company.

Revenues for the period ending October 31, 2000 were $6,296,301. The Company did not record sales revenues during fiscal 1999. The increase in revenues reflects the launch of wireless products distribution in Canada and the US, and the increasing testing and filing revenues generated at Celltech Research Inc.

Gross margins were $943,320 or 14.9% of revenue. Gross margins in wireless products distribution were 12.3% in Canada and 19.2% in the US. The Company did not record gross margin earnings in fiscal 1999.

Selling, general, and administrative costs for the year ending October 31, 2000 were $1,943,321 or 30.86% of revenue. This compares with selling, general, and administrative for the year ended October 31, 1999 of $746,071. The increase in selling, general, and administrative costs is directly attributable to the ramp-up of operations in the US and integration of Eastern Canada distribution operations.

Accounts receivable at October 31, 2000 were $4,873,877, an increase of $4,838,680 from $35,197 recorded at the year ending October 31, 1999. This increase is directly attributable to the launch of wireless products distribution, primarily in the US.

Inventory at October 31, 2000 was $1,143,891. There were no recorded inventories at October 31, 1999. The increase in inventory is attributable the growth of the wireless products distribution business, including expansion of the dealer program and acquisition of Edge Continental Inc.

Short-term investments reflects investments in a perspective acquisition of PCI, d/b/a Shop Wireless Ltd. Conclusion of this investment is expected to take place before the end of the first quarter of fiscal 2001.

Fixed assets increased $138,387, from $290,351 (net of accumulated amortization) at October 31, 1999 to $428,738 at October 31, 2000 (net of accumulated amortization). The increase is attributable primarily to the purchase of laboratory equipment for Celltech Research Inc and assets acquired in the purchase of Edge Continental Inc.

Amortization costs for the year ended October 31, 2000 were $132,316 compared with $49,133 for the year ended October 31, 1999.

Accounts payable and accrued liabilities increased $4,073,308, to $4,214,534 as at October 31, 2000. This increase is attributable to purchases of wireless products for distribution operations.

Short-term debt increased $498,879 from $1,121 at October 31, 1999 to $500,000 at October 31, 2000. The increase is attributable to private placement loan proceeds of $500,000.

Notes payable at October 31, 2000 were $780,375 and reflect the outstanding debt due to certain lenders of Edge Continental Inc. There were no outstanding note loans as of fiscal 1999.

Plan of Operation

Since the commencement of fiscal 2001, the Company has initiated the following actions and strategies with regards to the on-going advancement of its business opportunities through to end of the 1st quarter 2001:

     o In November 2000, the Company moved to secure additional distribution resources in the US, and effective December 1, 2000, it commenced setup of a new 47,000 square foot Marketing, Procurement & Distribution Center in Garden Grove, California. This operations base will be the primary US sales and distribution center for all OEM handset and accessory product, as well as aftermarket product and our proprietary accessory product, and is scheduled to open February 1, 2001.

     o On November 14, 2000, the Company announced it acquired 100% of all of the issued and outstanding shares in Edge Continental Inc, a wireless products distribution company, for a combination of shares, cash and debt totaling $1.55 million. The effective date of the acquisition was September 1, 2000. Edge Continental is an international distributor of wireless phones and OEM accessories for all wireless platforms. With the acquisition, our Wireless Devices Product Distribution Group gains a substantial revenue stream and diverse client base, including carriers, distributors, dealers, agents and retailers. Past President for Edge Mr. Victor Abuharoon was named Vice President US Procurement & Distribution, and former Vice President Mr. Randy Aquino was named Vice President Dealer Distribution (North America).


     Marketing of the Company's expertise in providing SAR solutions for wireless phone manufacturers is its first priority. To the extent that the Company's resources permit, it will continue to be focused primarily on OEM SAR solution sales and on expansion of marketing efforts for a growing range of wireless products, including new business opportunities in this area. The Company is also undertaking to make commitments for product and market research into polymer lithium ion battery technology, having identified such technology as the next generation battery technology for wireless devices and believing it will, as a form of purer power, have implications with respect to the measure of SARs in RF-emitting devices.

     The Company currently has thirty-three employees and officers in its Kelowna, Markham and Seoul operations, and will initially staff the California operation with five to seven employees. The Company's monthly salary costs for all operations and subsidiaries is projected at $98,000, including California operations. A significant amount of the monthly expenses are for corporate development, including marketing, travel and professional fees.

     The Company may have to secure additional capital to meet its on-going requirements and to meet our stated objectives throughout the fiscal year ending October 31, 2001. The Company is in the process of identifying potential investors in conjunction with efforts from current finance partners, and will look to have secured new investment banking in early 2001. Based on the Company's success in raising private placement financing in the past, it expects that it will be able to complete financings as required for growth and operations. The Company is also in the process of reviewing opportunities for both long-term equity programs as well as debt financing beyond commitments to suppliers and with the recent acquisition of Edge Continental. Any significant capital expenses or increases in operating costs will be dependent on the Company's ability to raise additional capital, debt financing or generate revenue from sales of our products or services.

Historically, the Company has not generated sufficient revenue from sales of its products or solutions and testing services to sustain operations, and have only recently had the availability to market to OEMs its proprietary solutions and products. Furthermore, the Company only recently, in the 4th Quarter of fiscal 2000, realized significant revenues from its new and various distribution channels for its Wireless Devices Product Group. As a result of the recent acquisition of Edge Continental, and aggressive growth strategies for all operations for fiscal 2001, the Company's plans call for the generating of significant sales revenue by fiscal year end, and it is anticipating to be in a position to self-finance some of the expansion plans, beyond any equity or debt financing, as well as contribute to its bottom line as of the final quarter of fiscal 2001.

Capital Resources & Liquidity

For the year ended October 31, 2000, the Company purchased fixed assets, developed websites, and incurred patent and trademark costs resulting in cash flows used in investing activities of $289,195.

For the year ended October 31, 1999, the Company purchased fixed assets resulting in cash flows from used in investing activities of $277,582.

For the year ended October 31, 2000, the Company received proceeds from bridge financing of $500,000, from the business combination of Edge Continental Inc. of $21,022, and from the sale of common stock of $1,617,194. For the year ended October 31, 2000, the Company repaid loans payable of $159,745. As a result, the Company had net cash provided by financing activities of $1,978,471.

For the year ended October 31, 1999, the Company sold shares of our common stock for $1,402,763 cash and received advances from an officer of $14,975. For the year ended October 31, 1999, the Company repaid notes payable of $769 and officer loans of $150,812. As a result, the Company had net cash provided by financing activities of $1,266,157.

During the year ended October 31, 2000, the Company issued 93,833 shares of common stock pursuant to the exercising of options granted in 1999 and 2000 to officers and key employees, paid by way of repayable loans and promissory notes totaling $184,853.

During the year ended October 31, 1999, the Company issued 223,424 shares of common stock pursuant to the exercising of options granted in 1999 to officers, paid by way of repayable loans and promissory notes totaling $68,198.

On October 6, 2000, the Company entered into an equity financing agreement with Torneaux Fund, Ltd., an institutional investor, under which Torneaux may purchase up to 2,571,406 shares of our common stock. The equity line established by the agreement permits Torneaux, at our request, to invest up to between $3.6 million and $18.0 million in our common stock periodically over a 15-month period based upon a discount to the current market price of our common stock. Subject to the conditions in the agreement, the timing and number of shares to be sold is at the Company's option. Torneaux's holding in Globus shall at no time exceed 9.99%.

On October 18, 2000, the Company entered into an Agreement for Sale of Manufactured Goods, with Aztec Components, Inc., a California corporation. The term begins at signing and continues through October 31, 2001. The agreement is for the sale of analog phone devices. The Company signed a Corporate Acknowledgment & Guaranty, in respect of being granted $3,000,000 credit terms received by us from Aztec and the $5,000,000 promissory note referred to below.

On October 18, 2000, the Company issued a convertible promissory note to Aztec in the amount of $5,000,000. The promissory note becomes due if the Company fails to pay sums owed under the Agreement for Sale of Manufactured Goods referred to above. If the promissory note becomes due and payable, it may be converted into common stock at a conversion rate equal to 75% of the average trading price of the common stock for the ten-day period prior to the holder's election to convert the note

On October 31, 2000, the Company and Victor Abuharoon and Randolph Ryan Aquino, completed a Share Purchase Agreement that is effective September 1, 2000. Pursuant to the Share Purchase Agreement and subject to the terms and conditions set forth therein, the Company acquired 100% of all of the issued and outstanding shares in the capital of Edge Continental Inc., a corporation incorporated under the laws of Ontario, for Cdn.$1,000,000 and 300,000 shares of restricted common stock of Globus. In addition, the shares issued have an eleven-month bleed-out provision. The Cdn.$1,000,000 purchase price will be paid in 4 equal installments, the first Cdn.$250,000 payment was made on October 31, 2000 the second payment was made on January 2, 2001 and will be followed by similar payments on March 31, 2001, and June 30, 2001.

Subsequent to year end, on December 29, 2000, the Company completed a private placement of 1,500 units, consisting of one share of our series A convertible preferred stock and warrants to purchase approximately 276 shares of our common stock, for a total purchase price of $1,500,000. This sale was made pursuant to the terms of a Stock Purchase Agreement dated December 29, 2000 between Globus and various investors.

No dividends have been declared since our inception nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

Management believes that cash expected to be generated from operations and existing financial arrangements will be sufficient for the Company to meet its capital expenditures and working capital needs for the next twelve months. Future liquidity and cash requirements will depend on a wide range of factors, including the level of business in existing operations and possible acquisitions.

Business Risk Factors

There are many factors that affect the businesses of the Company, some of which are beyond the control of the Company and future trends are difficult to predict due to a variety of known and unknown risks and uncertainties including the factors, among others, discussed below.

The Company has a history of net losses and negative cash flow and may not be able to satisfy its cash needs from operations.

Except for two quarters in its operating history, the Company has never been profitable. It has experienced negative cash flow since 1994. The accumulated deficit was $5,550,504 at October 31, 2000. The Company cannot project with certainty that losses will not continue in the short term as it grows and integrates its businesses, and that losses will not continue in the long term should it be unsuccessful in business and integration efforts. The Company cannot know when, if ever, net cash generated by internal business operations will support growth and continued operations.

The Company will need substantial amounts of additional financing.

The Company anticipates that it will need substantial amounts of cash for:

     o    capital expenditures to build and enhance business;
     o operating expenses relating to the businesses of the Company, expansion and integration efforts;
     o    potential acquisitions;
     o    debt service requirements; and
     o    other general corporate expenditures.

There is a probability that cash needs will exceed cash flows from operating activities through 2001, which means the Company will have to seek out additional financing. In addition, it may need to revise its business plan to respond to competitive and other factors, so the need for cash may increase.

Other factors may adversely affect the Company's access to additional financing, and it may have to curtail its business if it cannot access additional financing.

Our access to additional funds also may be limited by:

     o general market conditions that adversely affect the availability or cost of financings;
     o    market conditions affecting the telecommunications industry in general
     o the terms of options and warrants issued to others, that may make equity financings more difficult;
     o the potential commercial opportunities and risks associated with implementation of our business plan;
     o    the market's perception of the Company's performance and assets; and
     o the actual amount of cash needed to pursue the Company's business strategy.

Funding for the Company's capital needs is not assured, and it may have to curtail its business if it cannot find adequate funding.

Except for our equity financing agreement with Torneaux, the Company currently has no legally binding commitments or understandings with any third parties to obtain any material amount of additional equity or debt financing, and it cannot be assured that it will be able to obtain any additional financing in the amounts or at the times that it may require the financing or, if it does obtain any financing, that it would be on acceptable terms. As a result, the Company cannot be assured that it will have adequate capital to implement future expansions and enhancements of its wireless technology, to maintain its current levels of operation or to pursue strategic acquisitions. Failure to obtain sufficient additional financing could result in the delay or abandonment of some or all of the Company's development, expansion and expenditures, which could have an adverse effect on the Company and on the value of its common stock.

The loss of any of the Company's significant customers would likely have a material adverse effect on its revenues.

There is a limited number of wireless handset OEMs globally that could benefit with the Company's proprietary SAR solution process, and a limited number of other wireless device OEMs that may benefit. Additionally, until such time as Company undertakes an expansion of research facilities at Celltech, there is a finite number of OEM clients and products that can be processed in a given time. For product distribution sales as of October 31, 2000, the dealer customer base was approximately 900 clients, of which only 50% are considered regular clients, and of which 40 accounted for approximately 65% of total accounts receivable. As the Company continues to increase its customer base, it will be less likely to be dependent on a limited number of significant customers. The Company cannot be assured that it will be less dependent on a limited number of significant customers in the future, and the loss of any such significant customer, especially in the initial integration period and until expanded facilities for Celltech are completed, would likely have a material adverse effect on revenues.

The Company has experienced significant growth in a short period of time and may have trouble integrating acquired businesses and managing its expansion.

Since September 1, 2000, the Company has completed one acquisition and signed a letter of intent to acquire another in the 1st Quarter of fiscal 2001. Acquisitions may involve numerous risks, including difficulty in integrating operations, technologies, systems, and products and services of acquired companies, diversion of management's attention and disruption of operations, increased expenses and working capital requirements, entering markets in which the Company may have limited or no prior experience and where competitors in such markets have stronger market positions and the potential loss of key employees and customers of acquired companies. In addition, acquisitions may involve financial risks, such as the potential liabilities of the acquired businesses, the dilutive effect of the issuance of additional equity securities, the incurrence of additional debt, the financial impact of transaction expenses and the amortization of goodwill and other intangible assets involved in any transactions that are accounted for using the purchase method of accounting, and possible adverse tax and accounting effects.

The Company has a limited history of owning and operating its acquired businesses on a consolidated basis, which could result in ineffective management of these businesses.

There can be no assurance that the Company will be able to meet performance expectations or successfully integrate acquired businesses on a timely basis without disrupting the quality and reliability of service to customers or diverting management resources. Rapid growth has placed and will continue to place a significant strain on management, financial resources, and on information, operating and financial systems. If the Company is unable to manage this growth effectively, it may have an adverse effect on the Company's businesses, financial condition and results of operations.

The Company's recent acquisition of Edge Continental may have an adverse effect on its earnings.

The Company recently acquired Edge Continental Inc. Edge Continental is an international distributor of OEM wireless phones and accessories, leading edge aftermarket products, certain proprietary design handset accessories, and provides clearinghouse services for OEM and carrier overstocked product, for all wireless platforms. If the Company is unable to effectively integrate Edge Continental's business into existing Company business, and retain certain key employee expertise in the organization, it may have an adverse effect on earnings or revenue growth.

Because Edge Continental has a limited operating history, the Company cannot assure that it can successfully execute its business strategy.

The Company is relying heavily on the prospects of Edge Continental, and their founder's expertise, for future revenue growth. In the years ended July 31, 1999 and 2000, Edge Continental had total revenues of $5,983,435 and $5,851,654, respectively. Despite the revenues, Edge Continental still had losses for the year ended July 31, 1999 and 2000 of $182 and $179,156, respectively, a result of a strategy to pursue increased market share and building up of the business clientele. If the Company is unable to successfully execute a now combined business strategy, it will likely not achieve anticipated levels of revenue growth and earnings from the operations that are expected to result in profitability.

The loss of any of the Company's key executives may have a material adverse effect upon its operations.

The Company's success is also very much dependent upon the expertise of the key members of the management team, particularly President and Chief Executive Officer, Bernard Penner, Chief Financial & Operating Officer, Nicholas Wizinsky, Senior Vice President Corporate Development, International & Carrier Sales, A. Cary Tremblay, Senior Vice President Marketing & Sales, Wireless Devices, Gord Walsh, Vice President Procurement & US Distribution, Victor Abuharoon (formerly Edge Continental President), Vice President North American Dealer Distributor Sales, Randy Aquino (formerly Edge Continental Vice President) and General Manager for Celltech, Shawn McMillen. The loss of services from any of these individuals would have a material adverse effect upon operations. Future success also depends on our continuing ability to attract, train and retain highly qualified technical, sales, marketing, development and managerial personnel. If the Company was unable to hire such personnel on a timely basis, business, operating results and financial condition could be adversely affected.

Intense competition in the market for communications equipment could prevent the Company from increasing or sustaining revenues or achieving or sustaining profitability.

The market for wireless communications equipment is rapidly evolving and highly competitive. Increased competition is likely to result in price reductions, shorter product life cycles, reduced gross margins, longer sales cycles and loss of market share, any of which would harm the Company's businesses. As a provider of design and engineered solutions the Company competes with other test labs globally and the in-house R&D efforts of the OEMs. Competitors and the OEMs are expected to continue to improve the engineering expertise and performance of product and to introduce new products or new technologies that may supplant or provide lower cost alternatives to the Company's solutions. To be competitive, the Company must continue to invest significant resources in research and development on SAR solutions, as well as significant resources in sales, marketing and customer support of its product distribution businesses. The Company cannot be sure that it will have sufficient resources to make these investments or that it will be able to make the technological advances or secure new products for distribution necessary to be competitive. As a result, the Company may not be able to compete effectively against its competitors.

If the Company is not able to identify, develop, assemble, market or support its products successfully or respond effectively to technological changes or product announcements by competitors, it may not remain competitive.

Rapidly changing technology and new product introductions characterize the markets for the Company's products. Future success will depend on our ability to enhance existing products and to develop or procure and introduce in a timely fashion new products that achieve market acceptance. The Company cannot be assured it will be able to identify, develop, procure, assemble, market or support its products successfully or that it will be able to respond effectively to technological changes or product announcements by competitors.

The Company's efforts to keep pace with technological change may be unsuccessful, which could adversely affect operating results and the value of your investment.

The Company's solutions based technology could become obsolete. The Company relies on an engineering solutions technology and certain trade secret processes applicable for most radio frequency emitting devices but that may not be compatible with, and may compete with, newer forms of wireless communication technology now in development.

Competition among these differing technologies can:

     o segment the user markets, which could reduce demand for specific technologies, including Company technology; and
     o    adversely affect market acceptance of our services.

The Company cannot be assured that its solutions based wireless technology will successfully compete with the other solutions or product enhancements that may later be developed. Further, new wireless technology and product may develop that will cause the Company's existing technology to be obsolete or otherwise impair market acceptance of its technology.

The Company's success is dependent on the continued development of the emerging wireless market.

The market for wireless technology has only recently begun to develop and is rapidly evolving. Because this market is new, it is difficult to predict its potential size or future growth rate. Success in generating revenue in this emerging market will depend, among other things, on the growth of this market. If the market for wireless technology fails to develop or develops more slowly than expected, or if the Company's products do not achieve widespread market acceptance in this market, its business would be significantly harmed.

The Company will face challenges to its business if its target market adopts alternate standards for wireless transmission, or if its systems fail to comply with evolving industry standards and government regulations.

Wireless technology is extremely complex, and products must adhere to a continually changing set of standards and compliance requirements. Currently, the Company's solutions based technology is designed to assist OEMs in satisfying FCC and IC regulations. Regulatory guidelines, as well as the protocol definitions for radio frequency transmission, however, are established by governments and industry standards organizations over which the Company has no direct influence. The Company has invested substantial amounts of engineering resources into developing a solutions based technology and trade secret processes that assist OEMs in achieving compliance to these standards. Should government regulators or these industry organizations change the regulations or standards for radio frequency transmission or its associated technology, or if government or these industry organizations introduce new and substantially different regulations and standards for data transmission, the Company may not be able to introduce systems in a timely manner that meet these new and evolving regulations and standards. Additionally, the Company's business may be indirectly harmed by legal challenges to the safety of certain wireless industry technologies, potentially reducing or limiting potential numbers of clients for its products and technology.

A majority of service providers that use wireless technologies are emerging companies with unproven business models.

Many of the Company's distribution customers for handsets are service providers that are using wireless technologies to attract and retain new end-user customers. Many of the wireless equipment OEMs providing product to the service providers, and those utilizing our solutions expertise, are emerging companies with a limited degree of success in the wireless industry. The wireless market is intensely competitive, and OEM handset market has become increasingly competitive at all levels in recent years, primarily as a result of increased competition among the service providers that are typically forced to reduce the monthly access charges they impose upon their subscribers in order to attract and retain additional subscribers. The reduction in monthly access charges reduces the amount of capital available for service providers to invest in their purchasing of new handset models. Both service providers and handset OEMs may therefore become under-capitalized and may not be able to remain in business for a substantial period of time. The failure or loss of both the OEMs and the service providers as customers would significantly harm the Company's business. Additionally, a number of suppliers for our distribution business are smaller and new organizations that may be under capitalized and therefore unable to meet our long-term supply needs. In our distribution supply businesses, there are significant numbers of dealer organizations that are relatively small, especially in the US markets where wireless distribution markets tend to be more fragmented, and these organizations may also be under-capitalize. Both the SAR solutions business and distribution business rely heavily on successful sales and marketing to or supply from foreign firms, and most of the firms are emerging companies, with unproven business models.

Because of intense competition, the Company may not be able to recruit or retain qualified personnel.

Growth in operations has placed significant demands on management, engineering staff and facilities. Continued growth will require hiring more engineering, manufacturing, sales and administrative personnel. The Company may not be able to attract and retain the necessary qualified personnel to accomplish its business objectives and may experience constraints that could harm its ability to satisfy customer demand in a timely fashion or to support its customers and operations. The Company has at times experienced, and continue to experience, difficulty in recruiting qualified personnel, especially on the technical side of the business where competition in the RF industry is intense and unlikely to abate in the next decade. Recruiting qualified personnel is an intensely competitive and time-consuming process. The Company will need to train new sales and marketing personnel before they achieve full productivity. The design and engineering of SAR solutions utilizing proprietary technology can be complex. Accordingly, the Company needs highly trained professional services, both technical and business. The Company cannot be certain that it will be able to successfully attract and retain additional qualified personnel. In addition, recently hired employees may not successfully integrate into the management team. The inability to attract and retain qualified personnel or to assimilate them into the Company's business could significantly harm business.

Risks Related To The Company's Common Stock
-------------------------------------------

The Company's commitments to issue additional common stock may adversely affect the market price of its common stock and may impair its ability to raise capital.

The Company currently has outstanding commitments in various forms such as warrants and, options, to issue a substantial number of new shares of our common stock. The shares subject to these issuance commitments, to some degree, will be issued in transactions registered with the Securities and Exchange Commission and thus will be freely tradable. In many other instances, these shares are subject to grants of registration rights that, if and when exercised, would result in those shares becoming freely tradable. An increase in the number of shares of our common stock that will become available for sale in the public market may adversely affect the market price of the Company's common stock and, as a result, could impair its ability to raise additional capital through the sale of our equity securities or convertible securities.

The potential issuance of 2,571,528 shares of the Company's common stock in connection with the Torneaux Fund, Ltd. equity financing agreement may dilute your investment in its common stock.

On October 6, 2000, the Company entered into an equity financing agreement with Torneaux Fund, Ltd., an institutional investor, under which Torneaux may purchase up to 4,611,528 shares of the Company's common stock. The equity line established by the agreement permits Torneaux, at the Company's request, to invest up to between $3.6 million and $18.0 million in common stock periodically over a 15-month period based upon a discount to the current market price of the common stock. Subject to the conditions in the agreement, the timing and number of shares to be sold is at the Company's option. Torneaux's holding in Globus shall at no time exceed 9.99%. The aggregate issuances of these shares may have the effect of further diluting the proportionate equity interest and voting power of holders of the Company's common stock.

The Company may experience variability in its operating results, which could negatively impact the price of its shares.

Annual and quarterly results have fluctuated in the past, especially in the most recent fiscal year. The reasons for these fluctuations may similarly affect the Company in the future, or results may fluctuate for newer reasons than previously experienced. Operating results may fluctuate in the future as a result of many factors, including:

     o    variations in the timing and volume of customer orders;
     o    introduction and market acceptance of new products;
     o    changes in demand for existing products;
     o    the accuracy of our forecasts of future requirements;
     o changes in government regulations, and or industry standards, concerning SAR and other regulated measures of performance for wireless devices;
     o changes in competitive and economic conditions generally or in Company markets; and
     o the timing of, and the price paid for, acquisitions and related integration costs.

Any of these factors or a combination of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company may need additional capital that could dilute the ownership interest of investors.

The Company requires substantial working capital to fund its businesses. If the Company raises additional funds through the issuance of equity, equity-related or convertible debt securities, these securities may have rights, preferences or privileges senior to those of the rights of holders of common stock may experience additional dilution. The Company cannot predict whether additional financing will be available to us on favorable terms when required, or at all. Since our inception, the Company have experienced negative cash flow from operations for all but two quarters, and expects to experience negative cash flow from operations in the immediate future as its grows, expands and integrates its businesses. The issuance of additional common stock by management may have the effect of further diluting the proportionate equity interest and voting power of holders of common stock.

ITEM 7. FINANCIAL STATEMENTS

     All financial information required by this Item is attached hereto beginning on Page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 26, 2000, the Company dismissed its former independent auditor, James
E. Schiefley & Associates, P.C. ("Schiefley & Associates"), based on their agreement that such action is in the best interests of both firms. Effective as of that date, the Company has engaged KPMG LLP ("KPMG") as its new independent auditor. The decision to end the Company's relationship with Schiefley & Associates and to engage KPMG was recommended by the Company's independent Audit Committee and unanimously approved by the Company's Board of Directors on March 26, 2000.

Over the course of Schiefley & Associates' engagement, the Company and Schiefley & Associates had no disagreements on any matter of accounting principles or practices, financial statement disclosure, auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Schiefley & Associates, would have caused it to make reference to the subject matter of the disagreement in connection with any report or opinion it might have issued. Furthermore, neither of Schiefley & Associates' reports on the Company's financial statements for the past two years contained an adverse opinion, disclaimer of opinion, or modification or qualification of opinion.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Executive Officers, Directors, And Key Employees

The executive officers, directors and key employees of the Company and their ages and positions with the Globus as of December 1, 2000 are as follows:

NAME                         AGE                   POSITION/TERM
----                         ---                   -------------
Bernard Penner               40      President, CEO and Chairman, June 1999 -
                                     Present
Nicholas Wizinsky            39      CFO/COO, Secretary and Treasurer, October
                                     1998 - Present
A. Cary Tremblay             43      Sr. Vice President Corporate Development,
                                     International & Carrier Sales, July 1999 -
                                     Present
Gord Walsh                   45      Sr. Vice President Marketing & Sales,
                                     Wireless Devices, April 2000 - Present
Victor Abuharoon             30      Vice President US Marketing Procurement &
                                     Distribution, September 2000 - Present
Randy Aquino                 30      Vice President Dealer Distribution,
                                     September 2000 - Present
Jerome W. Cwiertnia, CPA     60      Director, April 1997 - Present
Anthony Dyck                 55      Director, June 1999 - Present
Hans Schroth                 56      Director, June 1999 - Present
Norman D. Hawkins            63      Director, November 2000 - Present

All directors will serve on the board until our next annual meeting of the shareholders, or until their successors have been duly elected and qualified

Background of Directors & Officers
----------------------------------

Bernard Penner was appointed President, Chief Executive Officer and Chairman on June 9, 1999. Prior to then Mr. Penner had served as a member of the Globus Advisory Board and manufacturing planning group examining opportunities with foreign manufacturers. From 1994 to 1997 Mr. Penner served as Vice President and Director for the Company. Between 1997 and 1999 Mr. Penner was President of Redline Contracting Ltd.

Nicolas Wizinsky was General Manager from August 1997 to October 1998, was first appointed Chief Operations Officer in November 1998, and was re-appointed as Secretary/Treasurer and Chief Financial Officer by the Board in July 1999, and named Chief Financial Officer in August 2000. Mr. Wizinsky served as a Director of the Company from October 1998 to December 1999. From 1994 to 1997, Mr. Wizinsky was self-employed as a business management consultant, including serving as Business Consultant to the Company from February 1997 to July 1997. From 1986 to 1993, Mr. Wizinsky worked in various positions for FCSAL. Mr. Wizinsky obtained a Bachelor of Commerce from the University of British Columbia in 1985.

A. Cary Tremblay was appointed Vice President Marketing & Sales in July 1999 and was in September 2000 named Senior Vice President Corporate Development, International & Carrier Sales. From October 1998 to June 1999 he served as Marketing Consultant to the Company. From 1997 to 1998 Mr. Tremblay served as a marketing consultant to the wireless telecommunications industry, building and implementing strategies for bringing new products to market. From 1994 to 1997 Mr. Tremblay served as Senior Vice President of ComTec Communications, a chain of cellular retail stores.

Gord Walsh was appointed Vice President Accessory Sales in April 2000 and was in September 2000 named Senior Vice President Marketing & Sales, Wireless Devices. Mr. Walsh joined Globus after a 19-year career at Lenbrook Industries Ltd., were he served in several capacities including Director Sales & marketing for the Wireless Business Systems Group. From 1977-79 he worked for AGT Mobile Communications was instrumental in the launch of mobile phone service in Western Canada.

Victor Abuharoon was appointed Vice President US Marketing Procurement & Distribution in September 2000, and was the former President and principal of Edge Continental Inc. since its inception in 1997. Mr. Abuharoon has been successfully active in sales in the wireless industry since 1994. He brings to Globus an extensive sales and distribution network in both North America and internationally.

Randy Aquino was appointed Vice President Dealer Distribution in September 2000, and was the former Vice President and principal of Edge Continental Inc. since its inception in 1997. Mr. Aquino has been successfully active in sales in the wireless industry since 1993, and provides Globus an extensive knowledge of dealer sales in North America.

Jerome W. Cwiertnia has served as a Director since April 8, 1997. Currently Mr. Cwiertnia is Chairman for Poly-Tak Protection Systems, Inc., Huntington Beach, California. Mr. Cwiertnia was Chief Financial Officer and Director from 1979 to 1989, President, Chief Operating Officer and Director in 1990 and Chief Executive Officer, President and Director from 1991 to 1995 for National Education Corporation. Mr. Cwiertnia graduated in 1963 from Northern Illinois University and is a Certified Public Accountant. Mr. Cwiertnia is Chairman for the Audit and Compensation Committees.

Anthony Dyck has served as a Director since June 25, 1999. Since 1992 Mr. Dyck has initiated several real estate developments and acquired properties in Western Canada and Quebec. From 1971 to 1992 Mr. Dyck was in public school administration. In 1969 Mr. Dyck graduated from the University of British Columbia with a Bachelor of Science in Math & Economics, and in 1971 obtained his MA in Math Education, also from the University of British Columbia. Mr. Dyck serves as well on the Audit & Compensation Committees.

Hans Schroth has served as a Director since June 25, 1999. Since 1994 Mr. Schroth has been the major principal and served as President for six corporate-owned restaurants in British Columbia. He is also a major principal in a home manufacturing operation in Western Canada. In 1981 Mr. Schroth immigrated to Canada and up to 1993 undertook a series of business ventures while semi-retired in Ontario, Canada. From 1972 to 1981 Mr. Schroth built and franchised seven Wood Fire Bakery and Coffee Shops in Germany & Austria. In 1972 Mr. Schroth obtained a Masters in Business from Munich Management School. Mr. Schroth serves as well on the Audit & Compensation Committees.

Norm Hawkins was appointed to the Board on November 1, 2000. Currently Mr. Hawkins is semi-retired, serving as a consultant for the wireless industry, after a distinguished twenty-seven year career in the industry. From 1993-97 Mr. Hawkins served as President & CEO for Allen Telecom Canada Inc. In 1978, he was a founding shareholder of Lenbrook Inc., and served in several Vice President capacities as served as a Director for Lenbrook until 1993. He successfully introduced the LTR radio technology in to Canada, which would later became the foundation for Clearnet Communications, a PCS carrier, recently acquired by Telus for $6.6 billion, the largest telecommunications acquisition in Canadian history. Mr. Hawkins also brings to the Board telecommunications contract experience in Asia.

No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of Forms 3, 4 and 5, and amendments thereto, furnished to the Company during fiscal year 2000, the Company is not aware of any director, officer or beneficial owner of more than ten percent of the Company's Common Stock that, during fiscal year 1999, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation the Company paid to its Chief Executive Officer and its other executive officers whose income exceeded $100,000 for its last fiscal year ended October 31, 2000 (the "Named Officers").


Summary compensation table

=====================================================================================================================
                                        Annual Compensation            Long-Term Compensation Awards
                                   ------------------------------   ----------------------------------
                                                                             Awards            Payouts
                                                                    ------------------------   -------
                                                                    Securities   Restricted
                                                                      Under       Shares or
                                                     Other Annual    Options     Restricted     LTIP       All Other
Name and Principal                 Salary   Bonus    Compensation    Granted     Share Units   Payouts   Compensation
     Position              Year     ($)      ($)          ($)           #            ($)         ($)          ($)
---------------------------------------------------------------------------------------------------------------------
Bernard D. Penner
    President & CEO        2000    75,000    Nil          Nil           Nil          Nil         Nil          Nil

Nick Wizinsky
CFO/COO, Secretary         2000    54,000    Nil          Nil         100,000        Nil         Nil          Nil
Treasurer.
---------------------------------------------------------------------------------------------------------------------
A. Cary Tremblay
Vice President Corporate   2000    58,000    Nil          Nil           Nil          Nil         Nil          Nil
Development
---------------------------------------------------------------------------------------------------------------------
Gord Walsh
Vice President Marketing   2000    33,500  10,000         Nil         100,000        Nil         Nil          Nil
& Sales
=====================================================================================================================

     Aggregate Options Exercised During the Most Recently Completed Financial Year and Financial Year-End Option Values. The following table sets out certain information relating to options exercised by the Named Officers during the most recent financial year and the value of unexercised in-the-money options held by such person as of October 31, 2000:

=========================================================================================================
                        Securities   Aggregate   Unexercised Options at         Value of Unexercised
                       Acquired on    Value               FY-End           in-the-Money Options at FY-End
                         Exercise    Realized              (#)                           ($)
      Name                 (#)          ($)     Exercisable/Unexercisable   Exercisable/Unexercisable (2)
---------------------------------------------------------------------------------------------------------
Bernard D. Penner (1)      Nil          Nil          100,000/300,000                  $262,500
---------------------------------------------------------------------------------------------------------
Nick Wizinsky             10,000      16,000             0/90,000                        Nil
---------------------------------------------------------------------------------------------------------
A. Cary Tremblay          33,333      28,333            0/258,333                        Nil
---------------------------------------------------------------------------------------------------------
Gord Walsh                20,000      80,000             0/80,000                        Nil
=========================================================================================================
------------

(1) Represents presently exercisable options to purchase 100,000 shares of common stock at $.85 per shares and unexercisable options to purchase
     100,000 shares of common stock at $.85 per share, and unexercisable options to purchase 200,000 shares of common stock at $3.00 per share.

(2) Assumes a fair market value of $2.625 per share of common stock, which was the average price for our common stock on October 31, 2000.

Options Granted During Most Recent Financial Year. The following table sets out certain information relating to options granted during the most recent financial year to the Named Executive Officers.

=======================================================================================================
    Name         Securities      % of Total       Exercise   Market Value of Securities
                    Under     Options Granted       Per          Underlying Options on the   Expiration
                   Options    to Employees in     Security        Date of the Grant             Date
                   Granted     Financial Year   ($/Security)         ($/Security)
-------------------------------------------------------------------------------------------------------
Nick Wizinsky      100,000          13.4            (1)                 $1.96                 02/09/03
-------------------------------------------------------------------------------------------------------
Gord Walsh         100,000          13.4            (2)                 $4.50                 04/14/03
=======================================================================================================

(1)  10,000 are at $1.70, 30,000 are at $3.00, 30,000 are at $5.00 and 30,000
     are at $6.00 per share.

(2)  10,000 are at $4.00, 10,000 are at $5.00, 10,000 are at $6.00, 70,000 are
     at 85% of the fair market value on the date they are exercisable.

Employment Arrangements

Globus and Bernard D. Penner, President, CEO and Chairman, are parties to a services agreement, first made in June 1999, which currently provides payments aggregating $5,000 to $7,000 per month. The three-year agreement, which also provides for increases and stock option bonuses subject to certain company performance goals being achieved, is expected to continue in force until terminated by either party or the expiry of the term.

In March 1999, the Company entered into a services agreement with A. Cary Tremblay, now Vice President Corporate Development, International & Carrier Sales Marketing & Sales. In September 1999, the parties extended the agreement, and which currently provides payments aggregating $5,000 per month. The three-year agreement, which also provides for increases and stock option bonuses subject to certain company performance goals being achieved, is expected to continue in force until terminated by either party or the expiry of the term.

In February 1999, the Company entered in to a service agreement with Nick Wizinsky, now Secretary Treasurer and Chief Financial and Operations Officer, and extended it in February 2000, and which currently provides payments aggregating $4,432 per month. The current two-year agreement, which also provides for increases and stock option bonuses subject to certain company performance goals being achieved, is expected to continue in force until terminated by either party or the expiry of the term.

In April 2000, the Company entered in to a service agreement with Gord Walsh, now Senior Vice President Marketing & Sales, Wireless Devices, which currently provides base payments aggregating $6,000 per month plus commissions. The three-year agreement, which also provides for base increases and stock option bonuses subject to certain company performance goals being achieved, is expected to continue in force until terminated by either party or the expiry of the term.

In September 2000, the Company entered in to a service agreement with Victor Abuharoon, Vice President U.S. Marketing, Procurement & Distribution, which provides base payments aggregating $6,900 per month plus commissions. The three-year agreement, which also provides for base increases and stock option bonuses subject to certain company performance goals being achieved, is expected to continue in force until terminated by either party or the expiry of the term.

In September 2000, the Company entered in to a service agreement with Randy Aquino, Vice President Dealer Distribution, which provides base payments aggregating $6,900 per month plus commissions. The three-year agreement, which also provides for base increases and stock option bonuses subject to certain company performance goals being achieved, is expected to continue in force until terminated by either party or the expiry of the term.

With the exceptions of Bernard Penner having an $85,000 loan buyout, and Gord Walsh having a six-month notice for termination, and payment of one month's service fee per year of service for all others, there is no plan or arrangement with respect to compensation received or that may be received by the executive officers in the event of termination of employment or in the event of a change in responsibilities following a change in control.

Compensation of Directors

The Board of Directors receive an honorarium of $12,000 per year, payable in cash, S-8 stock at market, restricted stock of Globus at 85% of the market bid or in stock options with the exercise price set at 85% of the market bid. During fiscal 1999, $48,000 in directors' fees was paid by way of stock and $8,000 in directors' fees has been paid by way of options reserved and allotted. During fiscal 2000, $30,960 in director's fees were paid by way of stock options reserved and allotted, with an exercise price at 85% of market. All officers and directors are reimbursed for expenses incurred on our behalf.

The Company presently has no other pension, health, stock option, annuity, bonus, insurance, profit sharing or other similar benefit plans; however, we may adopt such plans in the future. The Company does not provide personal benefits for directors, officers or employees; however, we may and are planning to adopt such plans in the future.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of the Company's voting securities by:

     o each person known by us to beneficially own 5% or more of the outstanding shares of our voting securities
     o    each of our directors
     o    our named executive officers
     o    all directors and executive officers as a group.

As of January 8, 2001, there were 12,879,954 shares of common stock issued and outstanding. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners.


                                                   Number of Shares
Title of Class     Identity of Person or Group   Beneficially Owned(1)   Percent of Class(2)
--------------     ---------------------------   ---------------------   -------------------
Common Shares      Bernard D. Penner                   647,956(2)                4.97%
                   1523 Lawrence Avenue
                   Kelowna, B.C., Canada

Common Shares      Jerome W. Cwiertnia                 102,736(3)                  *
                   17 Montecito Drive
                   Corona del Mar, CA 92625

Common Shares      Anthony Dyck                        590,278(4)                4.57%
                   8299 Okanagan Landing Road
                   Vernon, B.C., Canada

Common Shares      Hans Schroth                       215,0296(5)                 *%
                   365 Clifton Place
                   Kelowna, B.C., Canada

Common Shares      Nick Wizinsky                       171,840(6)                 *%
                   1160 Trevor Drive
                   Kelowna, B.C., Canada

Common Share       All Officers and                  1,451,384 Direct           16.72%
                   Directors as a Group              702,985 Indirect

* Less than 1%

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Unissued common shares subject to options, warrants or other convertible securities currently exercisable or convertible, or exercisable or convertible within 60 days, are deemed outstanding for the purpose of computing the beneficial ownership of common shares of the person holding such convertible security but are not deemed outstanding for computing the beneficial ownership of common shares of any other person.

(2) Includes (i) 276,341 shares owned directly, (ii) 121,522 shares held in the name Mr. Penner's wife, Loretta Penner, (iii) 21,346 shares held in the name of Burns Fry Ltd., in trust for Loretta Penner, 3GDJNT5, a Canadian retirement account, (iv) 22,647 shares held in the name of Burns Fry Ltd., in trust for Bernie Penner #3GDFXT2, a Canadian retirement account, (v) 38,553 shares held by 488725 B.C. Ltd., a corporation controlled by Mr. Penner, (vi) 17,547 shares held by Redline Contracting Ltd., a corporation controlled by Mr. Penner, and (vii) 150, 000 options to purchase shares of our common stock which are presently exercisable. Does not include 250,000 options that are not presently exercisable.

(3) Includes (i) 62,736 shares of common stock, and (ii) 40,000 options to purchase shares of our common stock which options are presently exercisable.

(4) Includes 527,778 shares of common stock held in the name of Mr. Dyck, in trust for his family including his wife Patricia, and five members of their immediate family, for which Mr. Dyck has full voting rights. Also includes 40,000 options to purchase shares of our common stock which options are presently exercisable.

(5) Includes (i) 550,278 shares of common stock, and (ii) 40,000 options to purchase shares of our common stock which options are presently exercisable.

(6) Includes (i) 90,696 shares owned directly, (ii) 63,000 shares held jointly in the names of Ruth and Hans Schroth, which Mr. Schroth has shared voting rights, and (iii) 61,333 options to purchase shares of our common stock which options are presently exercisable.

(7) Includes (i) 10,000 shares held directly, (ii) 102,840 shares held jointly in the names of Sharon and Nick Wizinsky, (ii) 2,500 shares held in a Registered Education Savings Plan and Nick Wizinsky has shared voting rights, (iv) 6,500 shares held by 532773 B.C. Ltd., a corporation controlled by Mr. Wizinsky, and (v) 50,000 options to purchase shares of our common stock which options are presently exercisable.

We do not know of any arrangements, the operation of which may, at a subsequent date, result in a change in control of Globus.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to this offering, we entered into transactions and business relationships with certain of our officers, directors and principal stockholders or their affiliates. Except as discussed below, we believe that all of the transactions were on terms no less favorable than we could have obtained from independent third parties. Any future transactions between us and our officers, directors or affiliates will be subject to approval by a majority of disinterested directors or stockholders in accordance with Nevada.

From November 1, 1995 to October 31, 1996, we paid $18,800 to patent attorneys for services in connection with patent applications filed on behalf of Dr. Bickert for the antenna technology now in dispute. The sum of these amounts was applied to reduce unpaid technology lease obligations due Dr. Bickert.

On April 23, 1999, Dr. Bickert, prior to his resignation, was issued 238,055 shares of our restricted stock as payment of $42,850 of outstanding advances to Globus. During the fiscal year 1999, we repaid officer loans of $150,812 to Dr. Bickert.

Between January and May 1999, and prior to Mr. Penner rejoining Globus in June 1999, we hired and paid $74,820 to Redline Contracting Ltd., a company controlled by Mr. Penner, for improvements to our new Celltech Research facility and offices in Kelowna, B.C. We undertook a further $10,900 in improvements, completed by this same company, following Mr. Penner's appointment. We believe that such amounts for the services rendered are not in excess of their fair market value.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

     The Company has filed no reports on Form 8-K during the last quarter of the period covered by this report.

Exhibits
--------

     The following Exhibits are filed as part of this Report:

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

 2.1        Common Stock Purchase Agreement with Torneaux Fund dated October 6,
            2000 (6)
 2.2 Series A Convertible Preferred Stock Purchase Agreement with various investors dated December 29, 2001 (6)
 2.3 Share Purchase Agreement with the vendor of Edge Continental, Inc., dated as of September 1, 2000 (1)
 3.1        Articles of Incorporation of the Company(2)
 3.2        Bylaws of the Company(3)
 4.1        Specimen Stock Certificate of the Company(4)
 4.2        Certificate of Designation (6)
 4.3        Registration Rights Agreement dated October 6, 2000 (6)
 4.4        Registration Rights Agreement dated December 29, 2001 (6)
10.1        Form of Employment Agreement with Bernard Penner (6)
10.5        Form of Employment Agreement with Nick Wizinsky (6)
10.6        Form of Employment Agreement with A. Cary Tremblay (6)
10.7        Lease of company's research facility (6)
10.9        Agency Agreement with Bullet Distribution dated October 18, 2000 (6)
10.10 Agreement for the Sale of Manufactured Goods with Aztec Components, dated October 18, 2000 (6)
10.11 Secured Convertible Promissory Note issued to Aztec, dated October 18, 2000 (6)
10.12       Security Agreement with Aztec, dated October 18, 2000 (6)
16.1        Letter on Change in Certifying Accountant(5)
21.1        List of Subsidiaries (6)
23.2        Consent of KPMG LLP
27.1        Financial Data Schedule for Globus

* To be filed by amendment.

(1) Incorporated by referenced to the Form 8-K filed by Globus on November 14, 2000.
(2)  Incorporated by referenced to the Form 10-SB File # 0-25614.
(3)  Incorporated by referenced to the Form 10-SB File # 0-25614.
(4)  Incorporated by referenced to the Form 10-SB File # 0-25614.
(5) Incorporated by referenced to the Form 8-K/A filed by Globus on November 7, 2000.
(6) Incorporated by referenced to the registration statement on Form SB-2 filed on Form 10-SB File # 333-53760.

                      Consolidated Financial Statements of

                              Globus Wireless Ltd.

                           Year ended October 31, 2000

Auditors' Report to the stockholders


We have audited the accompanying consolidated balance sheet of Globus Wireless Ltd. and subsidiaries as at October 31, 2000, and the related statements of loss and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Globus Wireless Ltd. and subsidiaries as at October 31, 2000 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated balance sheet of Globus Wireless Ltd. as at October 31, 1999 and the related statements of loss and comprehensive loss, stockholders' equity and cash flows for the year then ended were audited by other auditors who expressed an opinion without reservation on those statements in their report dated April 4, 2000.


Kelowna, Canada

January 18, 2001



Globus Wireless Ltd.
Consolidated Balance Sheets

$ United States

October 31, 2000 and 1999

                                                                                  2000           1999
                                                                              -----------    -----------
Assets
------

Current assets
     Cash and cash equivalents                                                $   319,511    $   487,562
     Accounts receivable (net of allowance
       of $nil, 1999 - $nil)                                                    4,873,877         35,197
     Advances (note 3)                                                             82,508           --
     Inventory                                                                  1,143,891           --
     Prepaid expenses                                                              18,576         62,432
                                                                              -----------    -----------
                                                                                6,438,363        585,191

Fixed assets (note 4)                                                             428,738        290,351
Website development (note 5)                                                       32,119           --
Patents and trademarks (note 6)                                                    20,643         16,111
Goodwill (note 7)                                                               1,355,409           --
                                                                              -----------    -----------

                                                                              $ 8,275,272    $   891,653
                                                                              ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities
     Accounts payable and accrued liabilities (note 11(d))                    $ 4,214,534    $   141,226
     Loans payable to related parties (note 8)                                    780,375           --
     Bridge financing payable (note 9)                                            500,000           --
     Due to stockholders (note 2)                                                 489,717           --
                                                                              -----------    -----------
                                                                                5,984,626        141,226
Stockholders' equity
     Capital stock (note 10)
           20,000,000 preferred shares, issuable in series with a par value of $0.001 per share authorized
          100,000,000 common shares with a par value of
                      $0.001 per share authorized, 12,777,621 issued
                      (1999 - 11,079,930 issued)                                   12,778         11,080
     Additional paid-in capital                                                 7,840,973      4,563,514
     Subscriptions for common stock                                                  --          533,325
     Deficit                                                                   (5,550,504)    (4,344,891)
     Accumulated other comprehensive income                                       (12,601)       (12,601)
                                                                              -----------    -----------
                                                                                2,290,646        750,427
                                                                              -----------    -----------
Commitments and contingencies (note 11)
Subsequent events (note 13)
                                                                              $ 8,275,272    $   891,653
                                                                              ===========    ===========

See accompanying notes to consolidated financial statements.

Approved by the Board:

                                   , Director
-----------------------------------

                                   , Director
-----------------------------------

                                      F-3

Globus Wireless Ltd.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Years ended October 31, 2000 and 1999

                                                       2000            1999
                                                   ------------    ------------

Sale of products                                   $  6,107,253    $       --
Cost of sales                                         5,163,933            --
                                                   ------------    ------------
                                                        943,320            --

Engineering revenue                                     189,048            --
                                                   ------------    ------------
                                                      1,132,368            --

Expenses
     Amortization                                       132,316          49,133
     General and administrative                       1,943,211         746,071
     Interest                                           171,009           3,709
     Research and development                           103,487          70,745
                                                   ------------    ------------
                                                      2,350,023         869,658
                                                   ------------    ------------

Loss before other income                             (1,217,655)       (869,658)

Other income                                             12,042          25,321
                                                   ------------    ------------

Loss                                               $ (1,205,613)   $   (844,337)
                                                   ============    ============


Weighted average common shares, basic and diluted    11,896,115       8,742,127
Loss per common share, basic and diluted           $      (0.10)   $      (0.10)
                                                   ============    ============

Comprehensive loss:
  Loss                                             $ (1,205,613)   $   (844,337)
  Foreign currency translation adjustment                  --           (24,259)
                                                   ------------    ------------
Comprehensive loss                                 $ (1,205,613)   $   (868,596)
                                                   ============    ============


See accompanying notes to consolidated financial statements.


Globus Wireless Ltd.
Consolidated Statement of Stockholders' Equity

$ United States

Years ended October 31, 2000 and 1999

                                           Capital Stock
                                      ------------------------
                                        Number                    Additional
                                      of Common                    Paid-in         Stock
                                        Shares        Amount       Capital     Subscriptions
                                      ----------   -----------   -----------   -------------
Balance, October 31, 1998              6,744,711   $     6,745   $ 3,325,270    $      --
Exercise of warrants
  and options for cash                 3,081,813         3,082       964,206           --
Compensation cost of
  options issued to employees               --            --          20,600           --
Common stock issued for
  services                               291,927           292       125,849           --
Common stock issued
  for debt conversion                    238,055           238       128,312           --
Options exercised for
  notes receivable                       723,424           723       149,975           --
Notes receivable                            --            --        (150,698)          --
Common stock subscribed
  for cash                                  --            --            --          435,475
Common stock subscribed
  for lawsuit settlement                    --            --            --           97,850
Foreign currency
  translation adjustment                    --            --            --             --
Loss                                        --            --            --             --
                                      ----------   -----------   -----------    -----------
Balance, October 31, 1999             11,079,930        11,080     4,563,514        533,325
Common stock issued
  for subscriptions for
  common stock                           384,000           384       435,091       (435,475)
Common stock issued for
  subscription for common
  stock for lawsuit settlement            47,500            48        97,802        (97,850)
Common stock issued for
  a subscription for common
  stock received in prior year            29,070            29         8,304           --
Common stock issued for cash,
  net of share issue costs               789,833           790     1,591,738           --
Exercise of options for cash              33,455            33        24,633           --
Common stock issued
  for services (note 10(a))               20,000            20        62,480           --
Common stock issued for
  notes receivable (note 10(b))           93,833            94       184,759           --
Notes receivable                            --            --        (184,853)          --
Compensation cost of options
  issued to employees (note 10(c))          --            --          57,905           --
Compensation cost of
  warrants issued to
  non-employees (note 10(d))                --            --         101,500           --
Common stock issued
  to acquire Edge
  Continental Inc. (note 2)              300,000           300       773,100           --
Conversion feature of bridge
  financing payable (note 9)                --            --         125,000           --
Loss                                        --            --            --             --
                                      ----------   -----------   -----------    -----------

Balance, October 31, 2000             12,777,621   $    12,778   $ 7,840,973    $      --
                                      ==========   ===========   ===========    ===========


Table continues on following page.




Globus Wireless Ltd.
Consolidated Statement of Stockholders' Equity (Continued)

$ United States

Years ended October 31, 2000 and 1999

                                                    Accumulated
                                                      Other
                                     Accumulated   Comprehensive
                                       Deficit        Income          Total
                                     -----------    -----------    -----------

Balance, October 31, 1998            $(3,500,554)   $    24,155    $  (144,384)
Exercise of warrants
  and options for cash                      --             --          967,288
Compensation cost of
  options issued to employees               --             --           20,600
Common stock issued for
  services                                  --             --          126,141
Common stock issued
  for debt conversion                       --             --          128,550
Options exercised for
  notes receivable                          --             --          150,698
Notes receivable                            --             --         (150,698)
Common stock subscribed
  for cash                                  --             --          435,475
Common stock subscribed
  for lawsuit settlement                    --             --           97,850
Foreign currency
  translation adjustment                    --          (36,756)       (36,756)
Loss                                    (844,337)          --         (844,337)
                                     -----------    -----------    -----------
Balance, October 31, 1999             (4,344,891)       (12,601)       750,427
Common stock issued
  for subscriptions for
  common stock                              --             --             --
Common stock issued for
  subscription for common
  stock for lawsuit settlement              --             --             --
Common stock issued for
  a subscription for common
  stock received in prior year              --             --            8,333
Common stock issued for cash,
  net of share issue costs                  --             --        1,592,528
Exercise of options for cash                --             --           24,666
Common stock issued
  for services (note 10(a))                 --             --           62,500
Common stock issued for
  notes receivable (note 10(b))             --          184,853
Notes receivable                            --             --         (184,853)
Compensation cost of options
  issued to employees (note 10(c))          --             --           57,905
Compensation cost of
  warrants issued to
  non-employees (note 10(d))                --             --          101,500
Common stock issued
  to acquire Edge
  Continental Inc. (note 2)                 --             --          773,400
Conversion feature of bridge
  financing payable (note 9)                --             --          125,000
Loss                                  (1,205,613)          --       (1,205,613)
                                     -----------    -----------    -----------

Balance, October 31, 2000            $(5,550,504)   $   (12,601)   $ 2,290,646
                                     ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                                      F-6


Globus Wireless Ltd.
Consolidated Statements of Cash Flows

$ United States

Years ended October 31, 2000 and 1999

                                                                        2000            1999
                                                                     -----------    -----------
Cash flows from operating activities:
Loss                                                                 $(1,205,613)   $  (844,337)
     Non cash items:
        Amortization                                                     132,316         49,133
        Common stock issued for subscription received in prior year        8,333           --
        Common stock issued for services                                  62,500        126,141
        Common stock subscribed for lawsuit settlement                      --           97,850
        Compensation cost of options issued to employees                  57,905         20,600
        Compensation cost of warrants issued to non-employees            101,500           --
        Foreign exchange translation adjustment                             --           39,483
        Conversion feature of bridge financing payable                   125,000           --
     Changes in non cash working capital:
        Increase in accounts receivable                               (4,306,966)       (29,637)
        Increase in inventory                                           (422,440)          --
        (Increase) decrease in prepaid expenses                           63,539        (60,606)
        Increase in accounts payable                                   3,526,599         27,015
        Decrease in net assets of discontinued operation                    --           56,647
                                                                     -----------    -----------
                                                                      (1,857,327)      (517,711)
Cash flows from investing activities:
    Advances                                                             (82,508)          --
    Purchase of fixed assets                                            (166,087)      (277,582)
    Website development costs                                            (33,516)          --
    Purchase of patents and trademarks                                    (7,084)          --
                                                                     -----------    -----------
                                                                        (289,195)      (277,582)
Cash flows from financing activities:
    Common stock issued for cash net of share issue costs              1,617,194      1,402,763
    Repayment of notes payable                                              --             (769)
    Repayment of loans payable to related parties                       (159,745)          --
    Proceeds from bridge financing payable                               500,000           --
    Repayment of officer loans                                              --         (150,812)
    Business combination (note 2)                                         21,022           --
                                                                     -----------    -----------
                                                                       1,978,471      1,251,182

                                                                     -----------    -----------
(Decrease) increase in cash and cash equivalents                        (168,051)       455,889

Cash and cash equivalents, beginning of year                             487,562         31,673
                                                                     -----------    -----------
Cash and cash equivalents, end of year                               $   319,511    $   487,562
                                                                     ===========    ===========

Supplemental cash flow information:
       Interest paid                                                 $    46,009    $     3,709
       Income taxes paid                                                    --             --
                                                                     ===========    ===========

Non-cash financing activities:
       Common stock issued for debt conversion                       $      --      $   128,550
       Common stock issued for subscriptions made in prior year          435,475           --
       Common stock subscribed for to settle prior year lawsuit             --           97,850
       Common stock issued for subscription received in prior year         8,333           --
       Common stock issued for services                                   62,500        126,141
       Compensation cost of options issued to employees                   57,905         20,600
       Common stock issued for notes receivable                          184,853        150,698
       Compensation cost of warrants granted to non-employees            101,500           --
       Common stock issued on business combination                       773,400           --
       Cash consideration payable on business combination                489,717           --
                                                                     ===========    ===========


See accompanying notes to consolidated financial statements.

                                      F-7

Globus Wireless Ltd.
Notes to Consolidated Financial Statements

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

Globus Wireless Ltd. ("the Company" or "Globus") was incorporated under the laws of the State of Nevada on June 10, 1987. The major activities of the Company include the wholesale distribution of cellular phones and related accessories in North America and developing advanced antenna designs that incorporate the Company's proprietary technology.

1.   Significant accounting policies:

     (a)  Basis of presentation and consolidation

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     (b)  Use of estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c)  Inventory

          Inventory is recorded at the lower of cost, determined on a first in, first out basis, and net realizable value.

     (d)  Fixed assets

          Fixed assets are recorded at cost. The carrying values of fixed assets are reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment. To date, no such impairment has been indicated. Amortization is provided annually on a straight-line basis over the assets' estimated useful lives as follows:


          Computer equipment                                            5 years
          Computer software                                             2 years
          Furniture and fixtures                                        5 years
          Leasehold improvements                                        5 years
          Research and development equipment                            5 years

     (e)  Website development

          Website development costs incurred in the planning stage are expensed as incurred. The costs of application and infrastructure development incurred subsequent to the preliminary project stage, and that have received management approval for further development, are capitalized and amortized on the straight-line method over their estimated useful life (estimated to be two years). Once the website is developed, operating costs are expensed as incurred.

     (f)  Patents and trademarks

          Patents and trademarks are recorded at cost. Amortization is provided annually on a straight-line basis over five years.

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 2)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     (g)  Goodwill

          Goodwill represents the excess of the purchase price over the fair value of assets acquired in business acquisitions accounted for under the purchase method. Amortization is provided annually on a straight-line basis over fifteen years.

     (h)  Revenue recognition

          Revenue from the sale of product is recognized at the time of shipment of inventory when the risks and rewards of ownership have transferred to the customer. Revenue from engineering services is recognized ratably over the contract period.

     (i)  Income taxes

          The Company accounts for income taxes by the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. When it is not considered to be more likely than not that a deferred tax asset will be realized, a valuation allowance is provided for the excess.

          Although the Company has consolidated loss carryforwards of approximately $5,500,000 available, no amount has been reflected on the balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance.

     (j)  Translation of financial statements

          The functional currency of the Company and its subsidiaries is the United States dollar. The Company's subsidiaries operate in Canada and their operations are conducted in Canadian currency. The method of translation applied is as follows:

          i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.5315 at October 31, 2000 (1999 - $1.5100).
          ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.
          iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date.
          iv) The net adjustment arising from the translation is included in the consolidated statement of loss and comprehensive loss.

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 3)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     (k)  Financial instruments

          The fair values of cash and cash equivalents, accounts receivable, advances and accounts payable and accrued liabilities approximate their carrying values due to the relatively short period to maturity of these instruments. The fair values of loans payable to related parties and amounts due to stockholders are not readily determinable due to the related party nature of the amounts and the absence of an active trading market for such instruments. The fair value of the bridge financing payable approximates its carrying amount due to the fixed interest rate of the payable closely approximating floating rates at the financial statement date. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

     (l)  Loss per share

          Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. As the Company has a loss in each of the periods presented, basic and diluted loss per share is the same.

     (m)  Stock option plan

          During the year ended October 31, 1997, the Company adopted a stock option plan whereby directors, officers, consultants and employees of the Company could be granted options to subscribe for unrestricted stock of up to 500,000 of the common shares of the Company. Options granted pursuant to this plan are not subject to a vesting period, have exercise periods of not more than ten years from the date of grant and have exercise prices not less than 85% of the fair market value of the Company's common stock at the date of grant. No options were outstanding under this plan during the years ended October 31, 2000 and 1999.

          During the year ended October 31, 1999, the Board of Directors approved a stock option plan whereby directors, officers, consultants and employees of the Company could be granted options to subscribe for restricted stock of the Company. Options granted pursuant to this plan are not subject to a vesting period, have exercise periods of not more than ten years from the date of grant, and have exercise prices not less than 85% of the fair market value of the Company's common stock at the date of grant. Options issued under this plan are disclosed in note 10(c).

          The Company applies APB Opinion No. 25 in accounting for stock options granted to employees whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value at the date the related services are provided.

     (n)  Accounting standards change

          In June, 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In December, 1999, the Financial Accounting Standards Board issued SFAS No. 101 "Revenue Recognition in Financial Statements". Adoption of these statements is not expected to materially impact the Company's results of operations or financial position.

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 4)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

1.   Significant accounting policies (continued):

     (o)  Cash and cash equivalents

          Cash and cash equivalents are comprised of the following amounts:

                                                   2000         1999
                                                 --------     --------

          Cash                                   $120,595     $487,562
          Interest bearing deposit                198,916         --
                                                 --------     --------
                                                 $319,511     $487,562
                                                 ========     ========


          The Company considers all highly liquid securities with an original term to maturity of three months or less to be cash equivalents.

     (p)  Research and development

          Research and development costs are expensed as incurred.

2.   Business combination:

     Effective September 1, 2000, Globus acquired Edge Continental, Inc. ("Edge") for a total purchase price of $1,545,262 in a transaction accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. Edge's principal activity is the wholesale distribution of cellular phones and related accessories. Globus issued 300,000 shares of its common stock with a fair value of $773,400, agreed to pay cash consideration of $679,579 and paid direct acquisition costs of $92,283 for all of the outstanding common stock of Edge. The common stock issued by Globus was valued using the average of Globus' stock price on the date the transaction was announced and the prices of the stock two days before and after the announcement. The cash consideration is payable in increments of $169,895 on October 31, 2000, December 31, 2000, March 31, 2001 and June
     30, 2001. Outstanding cash consideration, aggregating $489,717, bears interest at 6% per annum and is unsecured.

     The purchase price allocation is based on management's estimate of the fair values of Edge's tangible assets and liabilities.

     The purchase consideration is summarized as follows:
         Common stock                                          $   773,400
         Cash                                                      189,862
         Due to stockholders                                       489,717
         Acquisition costs                                          92,283
                                                               -----------
         Total purchase price                                  $ 1,545,262
                                                               ===========

     Allocation of the purchase price is as follows:
         Cash                                                  $   303,167
         Accounts receivable                                       531,714
         Inventory                                                 721,451
         Prepaid expenses                                           19,683
         Fixed assets                                               85,446
         Accounts payable and accrued liabilities                 (546,709)
         Loans payable to related parties                         (940,120)
         Goodwill                                                1,370,630
                                                               -----------
         Net assets acquired                                   $ 1,545,262
                                                               ===========

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 5)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

2.   Business combination (continued):

     The pro forma consolidated financial information for the years ended October 31, 2000 and 1999, determined as if the acquisition of Edge had occurred on November 1 of each year, would have resulted in the following:


                                             2000                 1999
                                         ------------         ------------
     Sales                               $ 11,447,000         $  6,339,000
     Loss                                $   (973,000)        $   (872,000)
     Loss per share                      $      (0.08)        $      (0.10)


     This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and Edge been combined during the specified periods.

3.   Advances:

     During 2000, the Company advanced funds to PCI Marketing and Communications Inc. ("PCI"). The advances are non-interest bearing, are demand in nature and are unsecured.

     On September 7, 2000, the Company signed a letter of intent to acquire all of the issued and outstanding shares of PCI in exchange for common shares of the Company. The letter states the purchase price shall be CDN $0.35 per share of PCI to a maximum purchase price of CDN $3,554,635. The proposed transaction would be accounted for under the purchase method of accounting with the Company identified as the acquirer. Implementation of the proposed acquisition and share exchange is subject to shareholder and regulatory approval which has not been received at January 18, 2001.

4.   Fixed assets:

     2000                                            Accumulated  Net Book
                                              Cost   Amortization   Value
                                            -------- ------------ --------

     Computer equipment                     $ 71,444   $ 12,583   $ 58,861
     Computer software                        38,274     29,091      9,183
     Furniture and fixtures                   64,530     25,730     38,800
     Leasehold improvements                  114,584     21,550     93,034
     Research and development equipment      344,288    115,428    228,860
                                            --------   --------   --------
                                            $633,120   $204,382   $428,738
                                            ========   ========   ========


     1999                                            Accumulated  Net Book
                                              Cost   Amortization   Value
                                            -------- ------------ --------

     Computer equipment                     $ 22,302   $  5,293   $ 17,009
     Computer software                         8,363       --        8,363
     Furniture and fixtures                   32,182     18,253     13,929
     Leasehold improvements                   78,862      2,557     76,305
     Research and development equipment      239,878     65,133    174,745
                                            --------   --------   --------
                                            $381,587   $ 91,236   $290,351
                                            ========   ========   ========

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 6)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

5.   Website development:

                                                    2000            1999
                                                  --------        --------
     Capitalized costs                            $ 33,516        $   --
     Accumulated amortization                       (1,397)           --
                                                  --------        --------
                                                  $ 32,119        $   --
                                                  ========        ========

6.   Patents and trademarks:

                                                    2000             1999
                                                  --------        --------
     Capitalized costs                            $ 27,627        $ 20,543
     Accumulated amortization                       (6,984)         (4,432)
                                                  --------        --------
                                                  $ 20,643        $ 16,111
                                                  ========        ========

7.   Goodwill:

                                                    2000              1999
                                                -----------       -----------
     Capitalized costs                          $ 1,370,630       $      --
     Accumulated amortization                       (15,221)             --
                                                -----------       -----------
                                                $ 1,355,409       $      --
                                                ===========       ===========


8.   Loans payable to related parties:

     The Company has loans payable at the following rates and terms:

                                                    2000            1999
                                                  --------        --------
     Note payable, due on demand, interest
     payable monthly at prime minus 1%,
     secured by a general security agreement
     over the assets of the Company.              $ 19,960        $   --

     Note payable, due on demand, interest
     payable monthly at 30%, secured by a
     general security agreement over the
     assets of the Company.                         78,355            --

     Notes payable, due on demand, interest
     payable monthly at 20%, unsecured.            118,560            --

     Notes payable, due on demand, interest
     payable monthly at 20%, secured by a
     general security agreement over the
     assets of the Company.                        302,318            --

     Notes payable, due on demand, interest
     payable monthly at 37.34%, secured by a
     general security agreement over the
     assets of the Company.                        261,182            --
                                                  --------        --------

                                                  $780,375        $
                                                  ========        ========

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 7)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

8.   Loans payable to related parties (continued):

     All of the above amounts are payable to related parties who are immediate family members of the former shareholders of Edge, except for $59,794 of the unsecured notes payable bearing interest at 20% which is payable to an employee and an associate of the former shareholders of Edge.

     During the year ended October 31, 2000, the Company paid interest of $39,631 (1999 - $nil) on the loans payable to related parties.

9.   Bridge financing payable:

     Bridge financing payable bears interest at 12% per annum, is due December 31, 2000 and is convertible at the option of the lender into Series A convertible preferred shares of the Company with a stated value of $500,000 and common share purchase warrants, the number of which is determined by the following calculation:

          $250,000 divided by the lessor of:
               a)   $4.00; or
               b) the average trading price of the Company's common stock for the five days immediately prior to conversion of the financing.

     The preferred shares are entitled to a 12% annual cumulative dividend, payable quarterly and are convertible into common shares of the Company after April 28, 2001 determined by the following formula:


          $500,000 plus any accrued and unpaid dividends divided by the lessor of:
               a) Lessor of $4.00 or the average of the closing bid prices of the Company's common stock during the five days immediately prior to conversion; or
               b) 80% of the average of the three lowest bid prices of the Company's common stock for the twenty days immediately prior to the conversion.

     The preferred shares are convertible until December 29, 2003 at which time any shares not converted shall automatically convert to common shares at a price determined by the above formula.

     The common share purchase warrants would entitle the lender to acquire common shares at an exercise price as determined in the immediately above formula and are exercisable for a period of five years from the date of conversion.

     The bridge financing payable contains a beneficial conversion feature as the preferred shares are convertible for a price that is less than the market price of the common shares at the date of issuance. Accordingly, interest expense of $125,000 and a corresponding increase in additional paid-in capital has been recorded in the statements of loss and comprehensive loss and stockholders' equity.

     The bride financing payable was converted into Series A convertible preferred shares of the Company subsequent to October 31, 2000 as disclosed in note 13(a).

10.  Capital stock:

     a) During 2000, the Company signed an agreement to receive investor relation services for which it agreed to issue 40,000 common shares at their market value of $3.125 per share. The shares vest in increments of 10,000 on August 1, 2000, November 1, 2000, February 1, 2001 and May 1, 2001.

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 8)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

10.  Capital stock (continued):

     b) During 2000, the Company issued 93,833 common shares for notes receivable aggregating $184,853 from the exercise of employee stock options. The notes receivable do not bear interest, are due within 364 days and are secured by the common shares issued.

     c)   Stock options

          The following options have been granted under the Company's restricted stock option plan:


          2000
          ---------------------------------------------------------------------------------------------------
                        Number
                  outstanding,    Granted   Exercised    Expired        Number    Exercise
                  beginning of     during      during     during   outstanding       price             Expiry
                          year   the year    the year   the year   end of year   per share               date
          ---------------------------------------------------------------------------------------------------
                        42,666        -      (21,333)        -          21,333     $1.0625       July 5, 2001
                           -       10,000         -          -          10,000     $1.3270    August 31, 2001
                           -       48,000         -          -          48,000     $1.3270  December 21, 2001
                        12,122        -      (12,122)        -             -       $0.1650     April 16, 2002
                        50,000     83,333    (33,333)        -         100,000     $0.8500       June 7, 2002
                           -        7,500     (7,500)        -             -       $4.0000     August 8, 2002
                           -       23,000    (23,000)        -             -       $1.3270     August 8, 2002
                           -       72,000         -          -          72,000     $1.8598    August 17, 2002
                           -       10,000         -          -          10,000     $5.0000     March 28, 2003
                           -       10,000    (10,000)        -             -       $1.6000     March 28, 2003
                           -       20,000    (20,000)        -             -       $4.0000     March 28, 2003
          ---------------------------------------------------------------------------------------------------
                       104,788    283,833   (127,288)        -         261,333
          ===================================================================================================

          Weighted
          average
          exercise
          price        $0.8573    $1.7205    $1.9701         -         $1.4100
          ===================================================================================================


          During the year ended October 31, 2000, the Company granted 283,833 common share options with exercise prices fixed at no less than 85% of the market value of the Company's common shares at the grant date.
          Accordingly, compensation cost of $57,905 (1999 - $20,600), representing the excess of the market price over the exercise price of the options granted, has been included in the determination of the loss for the period.

          1999
          ---------------------------------------------------------------------------------------------------
                        Number
                  outstanding,    Granted   Exercised    Expired        Number    Exercise
                  beginning of     during      during     during   outstanding       price             Expiry
                          year   the year    the year   the year   end of year   per share               date
          ---------------------------------------------------------------------------------------------------

                           -      331,392   (331,392)          -           -       $0.1650     April 16, 2001
                           -       42,666        -             -        42,666     $1.0625       July 5, 2001
                           -      100,000   (100,000)          -           -       $0.2500   February 9, 2002
                        12,122        -          -             -        12,122     $0.1650     April 16, 2002
                           -      673,424   (623,424)          -        50,000     $0.8500       June 7, 2002
          ---------------------------------------------------------------------------------------------------
                        12,122  1,147,482 (1,054,816)          -       104,788
          ===================================================================================================

           Weighted
           average
           exercise
           price       $0.1650    $0.6078    $0.5779           -       $0.8573
          ===================================================================================================

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 9)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

10.  Capital stock (continued):

     c)   Stock options (continued)

          The Company applies APB Opinion No. 25 in accounting for its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123 the Company's loss would have increased to the pro forma amounts indicated below:

                                            2000             1999
                                       -------------    -------------

          Loss
            As reported                $  (1,205,613)   $    (844,337)
            Pro forma                     (1,375,613)        (958,137)

          Loss per share
            As reported                $       (0.10)   $       (0.10)
            Pro forma                          (0.12)           (0.11)


          The weighted average fair value of $170,000 of the options granted during the year ended October 31, 2000 was determined using the Black Scholes method using a weighted average expected life of 11 months, volatility factor of 55%, risk free rate of 5.5% and no assumed dividend rate.

     d)   Warrants

          During the year ended October 31, 2000, the Company entered into an agreement to issue common share purchase warrants for services with terms as disclosed in note 11(b). The fair value of these warrants of $101,500 has been determined using the Black Scholes Method using an expected life of six months, volatility factor of 55%, risk free rate of 5.5% and no assumed dividend rate and has been included in the determination of the loss for the year.

11.  Commitments and contingencies:

     a) Pursuant to a technology licensing agreement, the Company was required to make monthly payments of $10,000 to an individual who is the Company's founder, major stockholder and former President. Technology license payments owing under the agreement amounted to approximately $240,000 at October 31, 1999 and $360,000 at October 31, 2000.

          During 1999, the Company launched a lawsuit against its former President for breach of his fiduciary duties. As part of its claims against its former President, the Company contends that its obligations under the agreement have been eliminated. Consequently, no accrual for technology license payments has been made as at October 31, 2000 and 1999.

          In addition, the former President has amounts payable to him by the Company for advances and unpaid salary unrelated to the above technology license payments aggregating $51,843 (1999 - $51,843) which have been included in accounts payable and accrued liabilities.

          The former President has filed a counterclaim which seeks declaration that the technology agreements are valid, payment of monies due and owing plus unspecified damages. Management believes the counterclaim is without merit. Any costs to the Company related to the claim and counterclaim will be recognized when determinable.

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 10)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

11.  Commitments and contingencies (continued):

     b) On May 8, 2000, the Company signed a letter of agreement with Coleman and Company Securities Inc. to secure investors for the Company. In consideration for these services, the Company was required to:

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

          On November 6, 2000, the Company elected to terminate the arrangement and is no longer obligated to make the monthly payments outlined above.

     c) The Company is committed to payments under operating leases for equipment, vehicles and buildings over the next five years as follows:

          2001 - $198,431; 2002 - $183,175; 2003 - $39,545; 2004 - $3,226;
          2005 - $2,552.

     d) On October 18, 2000, the Company signed an agreement with a supplier to purchase $40,199,200 of cellular phones and accessories by October 31, 2001, with up to $3,000,000 of trade financing available for purchases made under this agreement from time to time. In conjunction with the agreement, the Company was required to sign a promissory note as collateral against any amounts owed by the Company up to a maximum of $5,000,000. The note is exercisable thirty days after written notice of default is provided to the Company. The note may be converted into common stock of the Company at a conversion rate equal to 75% of the average trading price of the Company's common stock for the ten day period immediately prior to conversion of the note.

          Included in accounts payable and accrued liabilities at October 31, 2000 is an amount payable to the supplier of $3,120,049 which is secured by the above promissory note and a security agreement providing a first priority interest in the inventory purchased under this agreement and all proceeds from the sale thereof.

12.  Related party transactions:

     During 2000, the Company made building rental payments to a shareholder of the Company totaling $42,900 (1999 - $27,204).

13.  Subsequent events:

     (a) On November 21, 2000, the Company received additional bridge financing of $250,000 which bore interest at 18% per annum and was due December 21, 2000. On January 2, 2001, the Company received an additional $750,000 which, along with the $250,000 disclosed above and the $500,000 bridge financing payable disclosed in note 9, aggregating $1,500,000, was converted into 1,500 12% series A convertible preferred shares and 415,236 common share purchase warrants of the Company.

Globus Wireless Ltd.
Notes to Consolidated Financial Statements (page 11)

$ United States

Years ended October 31, 2000 and 1999
--------------------------------------------------------------------------------

13.  Subsequent events (continued):

          The preferred shares are entitled to a 12% annual cumulative dividend, payable quarterly and are convertible into common shares of the Company after April 28, 2001 determined by the following formula:

               $1,500,000 plus any accrued and unpaid dividends divided by the lessor of:

               a)   $1.8062; or
               b) 80% of the average of the three lowest bid prices of the Company's common stock for the twenty days immediately prior to the conversion.

          The preferred shares are convertible until December 29, 2003 at which time any shares not converted shall automatically convert to common shares at a price determined by the above formula.

          The warrants have an exercise price of $1.9862 per common share and expire on January 2, 2006.

     (b) Subsequent to October 31, 2000 the Company issued 35,000 common shares, with a fair market value of $84,603 to employees as settlement of amounts due for wages.

     (c) Subsequent to October 31, 2000, the Company received services related to securing investors in the Company for which it agreed to issue 49,000 common shares at their fair market value of $78,094.

     (d) On November 17, 2000, the Company signed a sixteen month building lease which requires the following annual payments:

          2001                                              $  217,184
          2002                                                  98,720

     (f) Subsequent to October 31, 2000, the Company issued 50,000 common shares for a note receivable of $80,000 upon the exercise of employee stock options. The note receivable does not bear interest, is due within 364 days and is secured by the common shares issued.

     (g) Subsequent to October 31, 2000, the Company granted 166,000 common share options to employees. 150,000 of the options have an exercise price of $1.707 per share, the remaining 16,000 options have an exercise price of $1.8598 per share. All of the options expire on January 4, 2004.

14.  Comparative figures:

     Certain of the prior year comparative figures have been restated to comply with the financial statement presentation adopted in the current year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of January, 2001.


                                             GLOBUS WIRLESS, LTD.



                                             /s/ Nick G. Wizinsky
                                             --------------------
                                             Nick G. Wizinsky
                                             Chief Financial & Operating Officer