Form 10QSB
period 2001-01-31
GLOBUS WIRELESS LTD
filed 2001-03-19
CIK 939402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JANUARY 31, 2001.

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

     As of the end of the period covered by this report, the Company had 13,001,304 outstanding shares of Common Stock, par value $.001, and 1,500 shares of Series A Preferred Convertible Stock.

Transitional Small Business Disclosure Format  (check  one):

         Yes          x             No
                  -------                  --------

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS






















                      Consolidated Financial Statements of

                              GLOBUS WIRELESS LTD.

                    Three month period ended January 31, 2001
                      (Unaudited - Prepared by Management)

GLOBUS WIRELESS LTD.
Consolidated Balance Sheets

$ United States

January 31, 2001 and October 31, 2000

--------------------------------------------------------------------------------------------------------------------------------
                                                                    January 31, 2001      October 31, 2000
                                                               (Unaudited - Prepared
                                                                      by Management)
--------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets
Cash and cash equivalents                                             $      564,564        $      319,511
Accounts receivable                                                        1,707,162             4,873,877
--------------------------------------------------------------------------------------------------------------------------------
Loans and other advances                                                         -                  82,508
Inventories                                                                3,878,750             1,143,891
Prepaid expenses                                                             110,822                18,576
                                                                           6,261,298             6,438,363

Fixed assets                                                                 543,011               428,738
Website development                                                           28,366                32,119
Patents and trademarks                                                        23,598                20,643
Goodwill                                                                   3,982,831             1,355,409

--------------------------------------------------------------------------------------------------------------------------------
                                                                      $   10,839,104        $    8,275,272
--------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities                              $    1,953,083        $    4,214,534
Loans payable to related parties                                             628,413               780,375
Bridge financing payable (note 3)                                                -                 500,000
Due to stockholders                                                          323,486               489,717
Unearned rebate (note 4)                                                   1,965,233
--------------------------------------------------------------------------------------------------------------------------------
                                                                           4,870,215             5,984,626
Stockholders' equity
 20,000,000  preferred shares, issuable in series with a par value of $0.001 per share authorized, 1,500 Series A
             convertible preferred shares issued                                   2                   -
100,000,000  common shares with a par value of
             $0.001 per share authorized, 13,001,304 shares issued
             (October 31, 2000 - 12,777,621shares issued)                     13,001                12,778
Additional paid-in capital                                                10,029,007             7,840,973
Exchangeable shares of subsidiary (note 2)                                 2,215,354                   -
Deficit                                                                  (6,275,874)           (5,550,504)
--------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                      (12,601)              (12,601)
                                                                           5,968,889             2,290,646
Contingencies (note 7)
--------------------------------------------------------------------------------------------------------------------------------
                                                                      $   10,839,104        $    8,275,272
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:
_______________________  Director

_______________________  Director

GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Three month  periods  ended  January 31, 2001 and 2000
(Unaudited - Prepared by Management)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                    2001              2000
--------------------------------------------------------------------------------------------------------------------------------

Sale of products                                                          $   11,121,652    $          -
--------------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                                 10,052,135               -
                                                                               1,069,517               -

Engineering revenue                                                              106,390               -
--------------------------------------------------------------------------------------------------------------------------------
                                                                               1,175,907               -
Expenses
Amortization                                                                      90,113            20,500
General and administrative                                                     1,330,481           161,729
--------------------------------------------------------------------------------------------------------------------------------
Research and development                                                          12,467            30,371
Interest                                                                         473,450             5,027
                                                                               1,906,511           217,627

--------------------------------------------------------------------------------------------------------------------------------
Loss, before other income                                                       (730,604)         (217,627)

Other income                                                                       5,234             2,307

--------------------------------------------------------------------------------------------------------------------------------
Loss                                                                      $     (725,370)   $     (215,320)
--------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares for basic and
 diluted loss per share                                                       12,910,600        11,515,921
Basic and diluted loss per share                                                   (0.06)            (0.02)
--------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss
Loss                                                                      $     (725,370)         (215,320)
Foreign currency translation adjustment                                              -               1,360

--------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                        $     (725,370)   $     (213,960)
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statement of Stockholders' Equity

$ United States

Three month period ended January 31, 2001
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Accumulated     Total
                                                                  Exchangeable   Additional                    Other        Stock-
                             Common Shares    Preferred Shares      Shares of      Paid-in      Accumulated Comprehensive   holders'
                           Number    Amount   Number   Amount      Subsidiary      Capital       Deficit       Income       Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, October
  31, 2000 ........... 12,777,621   $ 12,778     --    $  --     $     --       $ 7,840,973    $(5,550,504)  $(12,601)   $2,290,646
Exchangeable
  shares of sub-
  sidiary issued
  to acquire PCI
  (note 2) ...........       --           --     --       --       2,215,354           --              --          --     2,215,354
Preferred shares
  issued upon
  conversion of
  bridge financing
  (note 3) ...........       --           --    1,500      2           --         1,499,998            --          --     1,500,000
Common  shares
  issued for notes
  receivable
  (note 5(a))83,333 ..         83         --     --       --         108,250           --              --          --       108,333
Notes receivable .....       --           --     --       --           --         (108,333)            --          --      (108,333)
Common shares
  issued for wages
  (note 5(b))35,000 ..         35         --     --       --         100,590           --              --          --       100,625
Common shares
  issued for share
  issue costs
  (note 5(c)) ........     19,000         19     --       --           --           36,803             --           --       36,822
Share issue costs ....       --           --     --       --           --          (36,822)            --           --      (36,822)
Common shares
  issued for
  services
  (note 5(d))33,350 ..         33         --     --       --          63,866           --              --           --       63,899
Common shares
  issued for prepaid
  leasehold
  improvements
  (note 5(e)) ........     43,000         43     --       --           --           73,874             --           --       73,917
Vested common
  shares issued for
  services (note 5(f))     10,000         10     --       --           --              (10)            --           --          --
Beneficial
  conversion
  feature of bridge
  financing (note 3) .       --           --     --       --           --           50,500             --           --       50,500
Fair value of
  warrants granted
  to non-employees
  (note 3) ...........       --           --     --       --           --          304,000             --           --      304,000
Compensation cost
  of options granted
  to employees
  (note 6) ...........       --           --     --       --           --           95,318             --           --       95,318
Loss  for the
  three month
  period ended
  January 31, 2001 ...       --           --     --       --           --             --          (725,370)         --     (725,370)
------------------------------------------------------------------------------------------------------------------------------------
Balance, January
  31, 2001
 (Unaudited) ......... 13,001,304   $ 13,001    1,500    $ 2     $ 2,215,354   $10,029,007    $ (6,275,874)   $(12,601)  $5,968,889
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows

$ United States

Three month  periods  ended  January 31, 2001 and 2000  (Unaudited - Prepared by
Management)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                    2001              2000
--------------------------------------------------------------------------------------------------------------------------------

Net cash flows used in operating activities:                              $    (269,462)    $    (368,470)

Cash flows from financing activities:
Common shares issued for cash, net of share issue costs                              -              50,000
Reduction of loans payable to related parties                                  (151,962)               -
Reduction of due to stockholders                                               (166,231)               -
Proceeds from bridge financing                                                 1,000,000               -
                                                                                 681,807            50,000

Cash flows used in investing activities:
Purchase of fixed assets                                                       (104,760)          (87,171)
Purchase of patents and trademarks                                               (3,554)                -
Business combination (note 2)                                                   (58,978)              -
--------------------------------------------------------------------------------------------------------------------------------
                                                                               (167,292)          (87,171)

--------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                                 245,053         (405,641)

Cash and cash equivalents, beginning of period                                   319,511           487,562

--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $      564,564    $       81,921
--------------------------------------------------------------------------------------------------------------------------------

Supplementary information
Interest paid                                                             $       60,810    $        5,027
Income taxes paid                                                                    -                 -
--------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Non-cash financing and investing activities:
  Exchangeable shares of subsidiary issued upon business combination           2,215,354               -
  Preferred shares issued upon conversion of bridge financing                  1,500,000               -
  Common shares issued for notes receivable                                      108,333               -
  Common shares issued for wages                                                 100,625               -
  Common shares issued for share issue costs                                      36,822               -
  Common shares issued for services                                               63,899            88,150
  Common shares issued for prepaid leasehold improvements                         73,917               -
--------------------------------------------------------------------------------------------------------------------------------
  Beneficial conversion feature of preferred shares                               50,500               -
  Compensation cost of warrants granted to non-employees                         304,000               -
  Compensation cost of options granted to employees                               95,318               -

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Three month period ended January 31, 2001
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

1.       Significant accounting policies:

a) The accompanying financial statements as at January 31, 2001 and for the three month period then ended are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with generally accepted accounting principles in the United States of America have been made.

b) The Company's subsidiaries, operate in Canada and their operations are conducted in Canadian currency. However, their functional currency has been determined to be United States dollars. The method of translation applied is as follows:

i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.503 at January 31, 2001 ($1.5315 at October 31, 2000);

ii) Non-monetary assets and liabilities are translated at the exchange rate in effect at the transaction date;

iii) Revenues and expenses are translated at the exchange rate in effect at the transaction date; and

iv) The net adjustment arising from the translation is included in the statement of loss and comprehensive loss.

c)       Basic loss per share

   Basic loss per share has been calculated using the weighted average number of common shares outstanding during the period. The effect of stock options outstanding during the period has not been included in the computation because to do so would be anti-dilutive.


2.       Business combination:


On December 31, 2000, the Company acquired PCI Marketing & Communications Inc. ("PCI") for a total purchase price of $2,330,635 in a transaction accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. PCI's principal activity is the online retail sale of wireless communication products. Pursuant to the terms of an amalgamation and re-organization agreement, PCI amalgamated with 906548 Alberta Inc., a wholly owned subsidiary of the Company, and formed Globus Online Inc. The former stockholders of PCI received 9,481,100 Class A non-voting exchangeable shares of Globus Online Inc., valued at $0.23366 per share, in exchange for all of the outstanding shares of PCI on a one for one basis upon amalgamation. The former PCI stockholders may exchange their Class A shares of Globus Online Inc. for common shares of the Company, at the option of the holder, at any time for a period of three years from the date of issuance. The number of common shares of the Company to be exchanged for each Class A share of Globus Online Inc. will be based on the market value of the Company's common shares at the date of exchange, such that an equal value of the Company's common shares will be issued for the value of the Class A shares exchanged, valued at $0.23366 per share. Any unexchanged Class A shares of Globus Online Inc. outstanding at December 31, 2003 will be automatically exchanged for common shares of the Company. Accordingly, the acquisition has been recorded at $2,330,635 being the cost of the 9,481,100 Class A shares of $2,215,354 plus direct acquisition costs of $115,281.

None of the Class A shares of Globus Online Inc. held by the former shareholders of PCI have been exchanged for common shares of the Company at January 31, 2001. Accordingly, the cost of the Class A shares issued of $2,215,354 has been disclosed as a separate component of stockholders' equity called "Exchangeable shares of subsidiary".

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Three month period ended January 31, 2001
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------------------------------------------------------


2.       Business combination (continued):

Had the Class A shares of Globus Online Inc. been exchanged for common shares of the Company at the acquisition date, pro forma loss per share would have been:

   Loss per share as stated                                                                  $      (0.06)
   Loss per share pro forma                                                                  $      (0.05)

The purchase price allocation is based on management's estimate of the fair values of PCI's tangible assets and liabilities.

Allocation of the purchase price is as follows:
   Cash                                                                                      $      56,303
   Accounts receivable                                                                               7,388
   Inventory                                                                                         4,257
   Fixed assets                                                                                     49,968
   Accounts payable and accrued liabilities                                                       (307,327)
   Due to shareholders                                                                              (5,778)
   Due to Globus Wireless Ltd.                                                                    (146,904)
   Goodwill                                                                                      2,672,728
--------------------------------------------------------------------------------------------------------------------------------
   Net assets acquired                                                                       $  2,330,635
--------------------------------------------------------------------------------------------------------------------------------

The purchase consideration is summarized as follows:
   Exchangeable Class A shares of Globus Online Inc.                                         $   2,215,354
   Acquisition costs                                                                               115,281
--------------------------------------------------------------------------------------------------------------------------------
   Total purchase price                                                                      $   2,330,635
--------------------------------------------------------------------------------------------------------------------------------

The pro forma consolidated financial information for the three month periods ended January 31, 2001 and 2000, determined as if the acquisition of PCI had occurred on November 1 of each period, would have resulted in the following:

--------------------------------------------------------------------------------------------------------------------------------
                                                                                    2001              2000
--------------------------------------------------------------------------------------------------------------------------------
Sales                                                                      $  11,693,747     $     383,329
Loss                                                                       $    (850,272)    $    (334,011)
Basic and diluted loss per share                                           $       (0.06)    $       (0.03)
--------------------------------------------------------------------------------------------------------------------------------

This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and PCI been combined during the specified periods.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Three month period ended January 31, 2001
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

3.       Bridge financing:

On November 21, 2000, the Company received bridge financing of $250,000 bearing interest at 18% per annum and was due December 21, 2000. On January 2, 2001, the Company received an additional $750,000 which, along with the $250,000 referred to above and $500,000 received prior to October 31, 2000, aggregating $1,500,000, was converted into 1,500 Series A convertible preferred shares and 415,236 common share purchase warrants of the Company.

The Series A convertible preferred shares are entitled to a liquidation preference amount of $1,000 per share and a 12% annual cumulative dividend, calculated on the liquidation preference amount, payable quarterly and are convertible into common shares of the Company after April 28, 2001 determined by the following formula:

$1,500,000 plus any accrued and unpaid dividends divided by the lessor of:

a) $1.8062; or

b) 80% of the average of the three lowest bid prices of the Company's common stock for the twenty days immediately prior to the conversion.

The Series A convertible preferred shares are convertible until December 29, 2003 at which time any shares not converted shall automatically convert to common shares at a price determined by the above formula.

The common share purchase warrants have an exercise price of $1.9862 per common share and expire on January 2, 2006.

The bridge financing contains a beneficial conversion feature as the Series A convertible preferred shares are convertible at prices that are less than market price at the date of issuance. Accordingly, interest expense of $50,500 and a corresponding increase in additional paid-in capital has been recorded in the statements of loss and comprehensive loss and stockholders' equity.

In addition, interest expense of $304,000, being the fair value of the warrants granted, has been included in the loss for the three month period ended January 31, 2001. The fair value of the warrants granted was determined using the Black Scholes method using the five year life of the warrants, volatility factor of 55%, risk free rate of 6.5% and no assumed dividend rate.

The Securities and Exchange Commission is currently reviewing the transaction involving the conversion of the above bridge financing to Series A convertible preferred shares and share purchase warrants. In particular, the exercise price, number and exercise dates of the warrants granted may change. Once a change, if any, to the above terms is determined, the above amounts will be amended appropriately.

4.       Unearned rebate

In addition to the sell-thru credit disclosed in note 7 (b), the Company received a purchase rebate of $2,600,000. The rebate is being recognized over the total purchase commitment of 730,000 phones. Accordingly, the unearned portion, aggregating $1,965,233 representing the remaining commitment for 551,777 phones, has been deferred and recognized as a liability as at January 31, 2001.

5.       Issuance of common shares:

During the three month period ended January 31, 2001, the Company issued the following common shares:

a) 83,333 shares for notes receivable of $108,333 upon the exercise of employee stock options. The notes receivable do not bear interest, are due within 364 days and are secured by the common shares issued;
b) 35,000 shares as payment for amounts  payable for wages;
c) 19,000 shares for share issue costs;
d) 33,350 shares for services;
e) 43,000 shares as prepayment for leasehold improvements to be constructed for the Company.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Three month period ended January 31, 2001
(Unaudited - Prepared by Management)

--------------------------------------------------------------------------------

5.       Issuance of common shares (continued):

f) During the year ended October 31, 2000, the Company issued 40,000 shares for services to be received. The shares vest in increments of 10,000 shares of which 20,000 had vested prior to October 31, 2000 and 10,000 vested during the three month period ended January 31, 2001. The remaining 10,000 shares vest on May 1, 2001.


6.     Stock options:

The Company applies APB Opinion No. 25 in accounting for employee stock options whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value.


During the three month period ended January 31, 2001, the Company granted 204,333 common share options with exercise prices fixed at 85% of the market value of the Company's common shares at the grant date. Accordingly, compensation cost of $95,318, representing the excess of the market price at the grant date over the exercise price of the options granted, has been included in the determination of the loss for the period.


7.       Contingencies:

a) Pursuant to a technology licensing agreement, the Company is required to make periodic payments to an individual who is the Company's founder, major stockholder and former President. Technology license payments owing under the agreement amounted to approximately $360,000 at October 31, 2000 and $390,000 at January 31, 2001.

   During 1999, the Company launched a lawsuit against its former President for breach of his fiduciary duties. As part of its claims against its former President, the Company contends that its obligations under the agreement have been eliminated. Consequently, no accrual for technology license payments has been made as at October 31, 2000 and January 31, 2001.

b) As disclosed in note 11(d) of its October 31, 2000 audited financial statements, the Company signed an agreement to purchase 730,000 cellular phones with an aggregate cost of $40,199,200 by October 31, 2001. Pursuant to the terms of the agreement, the Company is eligible to receive a sell-thru credit of $3.305 per phone purchased. To January 31, 2001, the Company has purchased 178,223 phones under the agreement and thus has earned a credit of $589,027. However, the Company is not eligible to receive the credit until the entire purchase commitment is completed. Accordingly, no amount has been recorded in the accounts of the Company as at January 31, 2001.


8.       Subsequent event:

On February 26, 2001 the Company received $625,000 in exchange for three promissory notes. The notes bear interest at 30% per annum payable monthly, are due on May 26, 2001, and are secured by a pledge by the Company, in the event of default, to issue an amount of its common stock with a value of two times any outstanding principal and unpaid interest.

The proceeds from the promissory notes were used to repay the loans payable to related parties.

Item  2. Management's Discussion and Analysis of Financial
         Condition and  Results of Operations:

Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This report includes both historical and forward-looking statements. Any forward-looking statements contained herein are based on the current expectations and projections of Globus Wireless, Ltd. (the "Company") about future events. All forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including anticipated growth strategies, anticipated trends in the business, including trends in technology and growth of the wireless communication industry, and future business directions for the Company and associated financial commitments. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may differ materially from those described in this report as anticipated, believed, estimated or expected.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed financial statements and notes thereto attached and the Company's consolidated financial statements and notes thereto attached in the Company's Annual Report on Form 10-KSB as of and for the year ended October 31, 2000.

Overview

     Globus Wireless, Ltd., with its wholly owned subsidiaries Celltech Research Inc. (B.C.), Globus Wireless Canada Ltd. (Federal) and Globus Online Inc. is engaged in the research, design, manufacture, marketing and distribution of wireless communication products. We have three primary objectives:

o to become a leading provider of SAR technology solutions for OEM wireless products. SAR, or Specific Absorption Rate, is a measurement to determine the amount of microwave radiation absorbed by human tissue. We strive to lower SAR in products without affecting, or alternatively enhancing, their desired performance.
o to become a major distributor and supplier of high performance and quality OEM handsets and accessories, aftermarket and proprietary wireless accessories, to carrier clients and distributors globally and to dealers in North America.
o to secure new marketing, manufacturing and technology opportunities in the wireless communication industry that further our commitment to market products that enhance performance, reduce operating costs, improve efficiency, and provide us with significant earnings.


     The  Company  currently  maintains  offices  at 1955 Moss  Court,  Kelowna,
British Columbia, Canada V1Y 9L3, which also serve as primary headquarters for Celltech Research and Globus Canada. We operate marketing and distribution centers in Kelowna, British Columbia, Los Angeles, California, Markham, Ontario, and Seoul, South Korea.

     During fiscal 2000, the Company established its position as a leading SAR solutions provider in the global wireless telecommunications industry, transcending from its research and development focus to marketing SAR solutions to an expanding customer base. Additionally, the Company successfully undertook diversification of its operational base to include marketing, sales and warehouse distribution of wireless devices and accessories, primarily by acquiring Edge Continental Inc., located in Markham, Ontario, and by launching warehouse/distribution operations in Los Angeles, CA. The Company's multi-portal distribution services include purchasing, marketing, selling, warehousing, and delivery of wireless handsets and accessories.

     The Company was incorporated under the laws of the State of Nevada in June 1987, under the name Daytona Pacific Corporation. In October 1994, the Company acquired all the assets of Globus Cellular & User Protection Ltd. (Canada) and changed its name to Globus Cellular and User Protection Ltd. In September 1995, the company became a publicly traded corporation, trading on the NASD Over-the-Counter (OTC) Bulletin Board. In August 1997, the Company changed its name to Globus Cellular, Ltd. In December 1999, the Company changed its name to Globus Wireless, Ltd., the name being more indicative of the Company's expertise, technologies, and new product lines.

     In September 2000, the Company acquired Edge Continental Inc., and Ontario-based international distributor of OEM wireless phones, accessories, leading edge aftermarket products and certain proprietary design handset accessories. On January 1, 2001, Edge was amalgamated with Globus Wireless Canada Ltd. (B.C. registered) and was registered federally as Globus Wireless Canada Ltd. (Federal).

     On December 31, 2000, subject to a successful ratification vote held on January 26, 2001 and a final purchase audit to be completed during the 2nd quarter of fiscal 2001, the Company completed the acquisition of PCI Marketing & Communications Inc., d.b.a. Shop Wireless.Com. The Company amalgamated the acquired business into 906548 Alberta Inc., a wholly-owned subsidiary of the Company, to form the new entity Globus On-Line Inc., d.b.a. Shop Wireless.Com.

     The Company is currently listed on the OTC Bulletin Board, under the trading symbol GBWL. Mr. Bernard Penner is President, CEO and Chairman of the Board of Directors. Mr. Nick Wizinsky serves as Chief Financial and Operations Officer as well as Secretary and Treasurer. Mr. Cary Tremblay now serves as Senior Vice President International & Carrier Sales. Mr. Gord Walsh is Senior Vice President Marketing & Sales, Wireless Devices.

     Additional key staff include Mr. Shawn McMillen, General Manager, Celltech Research Inc; Mr. Y.S. Lee, General Manager for Globus Korea branch office; Mr. Randy Aquino, Vice President Distribution, OEM Devices; Mr. Leonard Seidman, Vice President Marketing & Sales Globus On-Line Inc; Mr. Richard Raymer, Director of Operations, Globus On-Line Inc.

     Globus, with Celltech serving as the Company's SAR solutions center, continues to pursue pioneering research in SAR solutions for radio frequency
(RF) emitting devices. The Company is also focused on profitable product distribution opportunities that compliment the Company's approach and expertise with SAR, looking to capitalize on higher margin product to fill a building distribution system for wireless products. A program to examine opportunities in polymer lithium ion (PLi) battery technology continues, as there is a direct relationship on SARs emitted from RF-emitting devices with enhanced power sources.

     Globus, and Globus Wireless Canada, and Globus On-Line Inc. provide the Company with an international distribution engine providing product through several distributor channels, domestic and international, including direct from an OEM supply, to providing product under value added dealer programs in North America and direct to consumer through web-based marketing and sales.

Results of Operations

     Three months ended January 31, 2001 and 2000

     In the quarter ending January 31, 2001 the Company incurred a loss of $725,370 compared to a loss of $213,960 for the quarter ending January 31, 2000. The increased loss reflects increasing operations costs incurred by the Company during the current planned growth in all operations.

     Consolidated revenues for the period ending January 31, 2001 were $11,228,042. The company had no revenues for the same period ending January 31, 2000. The increase in revenues reflects the growth in wireless products distribution in Canada and the US, and the increasing testing and filing revenues generated at Celltech Research Inc.

     Increased demand for services from OEMs of wireless handsets, coupled with expanded testing services for a variety of RF emitting devices, resulted in revenues at Celltech increasing $106,390 or 100% over the same quarter in fiscal year 2000.

     Globus On-Line Inc., d.b.a. Shop Wireless.Com generated $188,432 in sales revenues during the one month period ended January 31, 2001, since its amalgamation into our operations.

     Gross margins for wireless products during the period were $1,069,517 or 9.6% of revenue, a decline from the 4th quarter of fiscal 2000 gross margin of 15.4%. The Company attributes the decline in gross margins to a general market downturn in the wireless handset sector. The Company did not have any earnings for wireless products in same period in fiscal 2000.

     Gross margins earned by Globus On-line remained fairly consistent with historical performance for the company and the month of January at 7.1%. The strategy of the Company for Globus On-Line remains to increase sales and expand the consumer data base, looking to enhance margins through product opportunities secured by the Company's other distribution operations.

     Selling, general, and administrative costs for the quarter ending January 31, 2001 were $1,906,511 or 17.1% of revenue. This compares with selling, general, and administrative costs of $217,627 for the same period in 2000. The increase in selling, general, and administrative costs is directly attributable to the continuing expansion of all Company operations and integration of recent acquisitions.

     Accounts receivable at January 31, 2001 was $1,707,162, a decrease of $3,166,715 from $4,873,877 at October 31, 2000. The decrease is attributable to the timing of initial sales of wireless products near the end of October 2000, with the initial launch of the US wireless sales of the Company.

     Inventory at January 31, 2001 was $3,878,750, an increase of $2,734,859 from $1,143,891 at October 31, 2000. The increase in inventory is attributable to the initial product purchases and inventory buildup for the US wireless sales launch, including expansion of the dealer program. Inventories held by Globus On-Line Inc. are nominal, with the majority of sales being shipped directly to consumer from the supplier.

     Prepaid expenses at January 31, 2001 were $110,822 an increase of $92,246 from $18,576 at October 31, 2000. This increase is attributable to prepaid costs for leasehold improvements for a new location for Celltech Research Inc.

     Fixed assets were $543,011 (net of accumulated amortization) at January 31, 2001, compared to $428,738 at October 31, 2000 (net of accumulated amortization). The increase is attributable primarily to expenditures for warehouse infrastructure and computer equipment purchases.

     Goodwill was $3,982,831 at January 31, 2001 an increase of $2,627,422 from $1,355,409 at October 31, 2000. The increase is directly attributable to the business combination of PCI Marketing and Communications Inc.

     Accounts payable and accrued liabilities at January 31, 2001 were $1,953,083, a decrease of $2,261,451 from $4,214,534 at October 31, 2000. This decrease is attributable to the reduction of payables of initial wireless product purchases for distribution in the United States that occurred near the end of October 2000.

     Loans payable at January 31, 2000 were $628,413, a decrease of $151,962 from $780,375 at October 31, 2000. The decrease is attributable to repayment of debt due to certain lenders of Edge Continental Inc. Subsequent to the 1st quarter the Company has paid in full all notes held by certain lenders of Edge. There were no outstanding note loans as of January 31, 2000.

     Bridge financing was converted to preferred shares during the quarter and resulted in a decrease of $500,000 from the amount reported at October 31, 2000.

     Due to stockholders at January 31, 2001 was $323,486, a decrease of $166,231 from $ 489,717 at October 31, 2000. This represents the scheduled payment to the former shareholders of Edge Continental Inc. pursuant to the purchase agreement.

     Unearned rebate at January 31, 2000 was $1,965,233 and represents the deferred component of a rebate to the Company by a supplier for wireless devices.

     Net losses were $725,370, or $(0.06) per share, for the first quarter of fiscal 2001, compared to net losses of $213,960 or $(0.02) per share in the same quarter in 2000.


     Capital Resources & Liquidity

     During the quarter ended January 31, 2001, the Company repaid loans and debts totaling $318,193. These repayments combined with the proceeds received from the bridge financing of $1,000,000 resulted in cash flows from financing activities of $ 681,807.

     During the quarter ended January 31, 2001, the Company purchased fixed assets, paid costs pertaining to a business combination of $58,978, and incurred patent and trademark costs resulting in cash flows used in investing activities of $167,292.

     During the quarter, the Company issued exchangeable shares valued at $2,215,354 of its wholly-owned subsidiary, Globus Online Inc., to acquire PCI Marketing & Communications, Inc. The shares are exchangeable into common shares of the Company, at the option of the holder, for three years from the date of issuance, and are automatically exchanged for common shares of the Company at the end of three years.

     During the quarter, the Company received bridge financing of $250,000, in addition to the $500,000 received prior to October 31, 2000, which bore interest at 18% per annum and was due December 21, 2000. On January 2, 2001, the Company received an additional $750,000 which, along with the $250,000 disclosed above and the $500,000 bridge financing payable at October 31, 2000, aggregating $1,500,000, was converted into 1,500 12% series A convertible preferred shares and 415,236 common share purchase warrants of the Company. The preferred shares are entitled to a 12% annual cumulative dividend, payable quarterly and are convertible into common shares of the Company after April 28, 2001. The warrants have an exercise price of $1.9862 per common share and expire on January 2, 2006. As a result of beneficial conversion features of the finance agreement, the Company has incurred a one-time interest expense of $354,500, representing the fair value of the warrants of $304,000, and the beneficial conversion feature of $50,500 related to the preferred shares, pursuant to SEC guidelines. The fair value of the warrants granted was determined using the Black Scholes method using the five year life of the warrants, volatility factor of 55%, risk free rate of 6.5% and no assumed dividend rate.

     During the quarter ended January 31, 2001, the Company issued 50,000 of common stock pursuant to the exercising of options granted in 1999 to a key employee and 33,333 to an officer of the Company, paid through repayable loans and promissory notes totaling $108,333. Additionally, during the quarter ending January 31, 2001, the Company issued 35,000 shares to employees for commitment of their services for the next year for a cost of $100,625 Additionally, the Company issued 19,000 shares for share issue costs of $36,822, 33,350 shares for professional services for $63,899, and 43,000 shares for $73,917, in advance for leasehold improvements for a new facility for Celltech Research, to be opened in the 3rd quarter.

     Pursuant to a Share Purchase Agreement between the Company and Victor Abuharoon and Randolph Ryan Aquino made in the 4th quarter of fiscal 2000, the Company completed the second cash payment required on January 2, 2001 and which will be followed by similar payments on March 31, 2001, and June 30, 2001.

     No dividends have been declared since our inception nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.


Commitments & Contingencies

     As disclosed in note 11(d) of the October 31, 2000 audited financial statements, the Company signed an agreement to purchase 730,000 cellular phones with an aggregate cost of $40,199,200 by October 31, 2001. Pursuant to the terms of the agreement, the Company is eligible to receive a sell-thru credit of $3.305 per phone purchased. To January 31, 2001, the Company has purchased 178,223 phones under the agreement and thus has earned a credit of $589,027. However, the Company is not eligible to receive the credit until the entire purchase commitment is completed. Accordingly, no amount has been recorded in the accounts of the Company as at January 31, 2001.

     During the year ended October 31, 2000, the Company issued 40,000 shares for services to be received by Hayden Communications Inc. (South Carolina), for their assistance in implementing a national investor relations program. The shares vest in increments of 10,000 shares of which 20,000 had vested prior to October 31, 2000 and 10,000 vested during the three-month period ended January 31, 2001. The remaining 10,000 shares vest on May 1, 2001.

     During the period ending January 31, 2001, the Company issued 43,000 shares to a local building developer as a deposit on leasehold improvements to be constructed for the Company for a new facility for Celltech Research, to be opened in the 3rd quarter. Subject to the completion of the leasehold improvements, an additional issuance of stock will be made to the developer for any remaining unpaid balance.

Plan of Operation

     Since the commencement of fiscal 2001, the Company has initiated the following actions and strategies with regards to the on-going advancement of its business opportunities through to end of the 1st quarter of fiscal year 2001:

o In November 2000, the Company moved to secure additional distribution resources in the US, and effective December 1, 2000, it commenced setup of a new US based Marketing, Procurement & Distribution Center in California, to serve as the primary US sales and distribution center for OEM handset and accessory product, aftermarket product and our proprietary accessory product. The center opened in early February 2001.

o In November 2000, the Company announced that it had acquired 100% of all of the issued and outstanding shares in Edge Continental Inc., a wireless products distribution company, for a combination of shares, cash and debt totaling $1.55 million. An international distributor of wireless phones and OEM accessories, Edge joined our Wireless Devices Product Distribution Group and the operations center in Markham Ontario was amalgamated into Globus Wireless Canada Ltd. in early January 2001.

o In December 2000, the Company commenced a comprehensive integration program for it recent acquisition of Edge Continental, in to the Wireless Product Distribution Group and Markham operations amalgamated into Globus Wireless Canada Ltd. The integration program is expected to be completed in the 2nd quarter of fiscal year 2001.

o On December 31, 2000, subject to a final purchase audit to be completed during the 2nd quarter, the Company completed the acquisition of PCI Marketing & Communications Inc., d.b.a. Shop Wireless.Com, amalgamated the business into 906548 Alberta Inc., a wholly-owned subsidiary of the Company, to form the new entity Globus On-Line Inc., d.b.a. Shop Wireless.Com. Globus On-Line Inc. will continue to operate as a stand-alone entity, and will receive its planned growth funding from the Company. The Company will also provide certain products to Globus On-Line Inc. for sale on the site with greater margins than in the other volume-driven distribution channels.

o In January 2001, the Company announced the initiation of an engineering services agreement with Deltacom Co. Ltd. of Korea. The agreement calls for incorporation of the Company's proprietary SAR solution technologies into Deltacom's planned launch of a series of CDMA protocol wireless phone products. Preliminary analysis was completed at Celltech in January. Subsequent to quarter end, the Company was advised that software technical difficulties were delaying the product launch. As a result, the engineering program at Celltech is not anticipated to commence until the 3rd quarter.

     Expertise in providing SAR solutions for wireless phone manufacturers and identifying new solutions, processes and products to address the issues of SAR and product performance remain a strategic priority for the Company. During the 1st quarter, the Company was focused primarily on OEM SAR solution sales and on expansion of marketing efforts for a growing range of wireless products, including new business opportunities in this area.

     The business focus will remain on SAR and performance products in fiscal 2001, with greater emphasis on higher margin product sales as distribution channels become more firmly established. The Company is actively examining both market opportunities and market fluctuations for wireless product distribution, particularly in light of turbulent market conditions.

     The Company remains committed to market research into polymer lithium ion battery technology and is also exploring research and technologies in the audio spectrum of wireless communication devices. Any new technologies and resulting products that the Company may later elect to participate in will have relevant SAR implications and as well adhere to the Company's commitment to high performance products.

     The Company, including its subsidiaries, currently has thirty-eight employees and officers. The Company's monthly salary cost for all operations and subsidiaries is $98,250. A significant amount of the monthly expenses are for corporate development, including marketing, travel and professional fees, and product research.

     The Company may have to secure additional capital to meet its ongoing requirements and to meet its stated objectives throughout the fiscal year ending October 31, 2001. The Company is identifying potential investors in conjunction with its current finance partners, and will seek to secure new investment banking in the 2nd quarter of fiscal 2001, subject to general market conditions and reaching an agreement for such services that is favorable to the Company. Based on current market conditions and given the Company's success in raising private financing in the past, the Company expects that it will be able to complete financings as required for growth and operations. The Company is continuing to review all opportunities for both long-term equity programs as well as debt financing. Any significant capital expenses or increases in operating costs will be dependent upon the Company's ability to raise additional capital, debt financing or generate revenue from sales of our products or services.

     Historically, the Company has not generated sufficient revenue from sales of its products or solutions and testing services to sustain operations. The sales cycle to OEMs of the Company's proprietary SAR solution process has been lengthy with the Company just recently generating interest from industry with one OEM committing to a SAR solutions agreement in January 2001. Additional OEMs are expected to utilize the Company's expertise in SAR research in fiscal 2001. Furthermore, the Wireless Devices Product Group only recently saw its sales grow in the 4th quarter of fiscal 2000. This growth trend in wireless devices distribution revenues continued in the 1st quarter fiscal 2001, however declining margins were experienced in some products. Recent acquisitions Edge Continental and Shop Wireless support an aggressive growth strategy for distribution and the Company's plans call for the generating of significant sales revenue by fiscal year end. Subject to market conditions, the Company anticipates that it will be able to self-finance some of the expansion plans, and will continue to examine product offerings to improve margins.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On November 21 and January 2, 2001, the Company received bridge financing of $250,000 and $750,000, respectively. The aforementioned $1,000,000 financing and an additional $500,000 received prior to October 31, 2000, was converted into 1,500 Series A convertible preferred shares and 415,236 common share purchase warrants of the Company.

     The Securities and Exchange Commission recently informed the Company that its grant of effectiveness for the Company's pending registration statement will require a material restructuring of this transaction, among other things. In particular, the Company expects material changes affecting the warrants issued in conjunction with the conversion. The Company currently is working with its financing partners to resolve these issues and intends to disclose the final material terms of these financing and conversion transactions upon their clarification.

     The Series A convertible preferred shares are entitled to a liquidation preference amount of $1,000 per share and a 12% annual cumulative dividend, calculated on the liquidation preference amount, payable quarterly and are convertible into common shares of the Company after April 28, 2001 determined by the following formula:

     $1,500,000 plus any accrued and unpaid dividends divided by the lessor of:

     a)  $1.8062; or
     b) 80% of the average of the three lowest bid prices of the Company's common stock for the twenty days immediately prior to the conversion.

     The Series A convertible preferred shares are convertible until December 29, 2003 at which time any shares not converted shall automatically convert to common shares at a price determined by the above formula. The bridge financing contains a beneficial conversion feature as the Series A convertible preferred shares are convertible at prices that are less then market price at the date of issuance. As currently structured, the common share purchase warrants have an exercise price of $1.9862 per common share and expire on January 2, 2006, although the Company expects that this may change.


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



                                              GLOBUS WIRELESS, INC.

Date:  March 19, 2001                       By: /s/ Bernard D. Penner
                                                    Bernard D. Penner, President

Date:  March 19, 2001                       By: /s/ Benjamin Hewson
                                                    Benjamin Hewson, Controller