Form 10QSB
period 2001-04-30
GLOBUS WIRELESS LTD
filed 2001-06-14
CIK 939402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED APRIL 30, 2001.

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________________ to __________________.


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

As of the end of the period covered by this report, the Company had 12,936,304 outstanding shares of Common Stock, par value $.001, and 1,500 shares of Series A Preferred Convertible Stock.

Transitional Small Business Disclosure Format  (check  one):

         Yes          x             No
                  -------                  --------

FINANCIAL STATEMENTS

















                  Consolidated Financial Statements of

                  GLOBUS WIRELESS LTD.

                  Six month period ended April 30, 2001
                  (Unaudited)

GLOBUS WIRELESS LTD.
Consolidated Balance Sheets

$ United States

April 30, 2001 and October 31, 2000

------------------------------------------------------------------------------------------------------------------------------------
                                                                      April 30, 2001      October 31, 2000
                                                                         (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets
Cash and cash equivalents                                             $      201,758        $      319,511
Accounts receivable                                                          647,945             4,873,877
------------------------------------------------------------------------------------------------------------------------------------
Loans and other advances                                                         -                  82,508
Inventories                                                                2,442,719             1,143,891
Prepaid expenses                                                             182,255                18,576
                                                                           3,474,677             6,438,363

Fixed assets                                                                 469,344               428,738
Website development                                                           27,366                32,119
Patents and trademarks                                                        23,098                20,643
Goodwill                                                                   3,559,859             1,355,409

------------------------------------------------------------------------------------------------------------------------------------
                                                                      $    7,554,344        $    8,275,272
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable and accrued liabilities                              $    1,382,388        $    4,214,534
Loans payable to related parties                                                 -                 780,375
Bridge financing payable (note 3)                                                -                 500,000
Due to stockholders                                                           81,111               489,717
Notes payable (note 4)                                                       800,000                   -
------------------------------------------------------------------------------------------------------------------------------------
                                                                           2,263,499             5,984,626
Stockholders' equity
 20,000,000  preferred shares, issuable in series with a par value of $0.001 per share authorized, 1,500 Series A
             convertible preferred shares issued (October 31, 2000 - nil)          2                   -
100,000,000  common shares with a par value of
             $0.001 per share authorized, 12,936,304 shares issued
             (October 31, 2000 - 12,777,621shares issued)                     12,936                12,778
Additional paid-in capital                                                 9,835,722             7,840,973
Exchangeable shares of subsidiary (note 2)                                 2,108,538                   -
Deficit                                                                  (6,653,752)           (5,550,504)
------------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                      (12,601)              (12,601)
                                                                           5,290,845             2,290,646
Contingencies (note 7)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      $    7,554,344        $    8,275,272
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:
_______________________  Director

_______________________  Director

GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Six month periods ended April 30, 2001 and 2000
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    2001              2000
------------------------------------------------------------------------------------------------------------------------------------

Sale of products                                                          $   16,546,579    $       10,712
------------------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                                 14,869,239             5,972
                                                                               1,677,340             4,740

Engineering revenue                                                              275,350            39,563
------------------------------------------------------------------------------------------------------------------------------------
                                                                               1,952,690            44,303
Expenses
Amortization                                                                     242,669               -
General and administrative                                                     2,192,595           569,785
------------------------------------------------------------------------------------------------------------------------------------
Research and development                                                          64,627            93,859
Interest                                                                         566,171               -
                                                                               3,066,062           663,644
------------------------------------------------------------------------------------------------------------------------------------
Loss, before other income                                                     (1,113,372)         (619,341)

Other income                                                                      10,124               -
------------------------------------------------------------------------------------------------------------------------------------
Loss                                                                      $   (1,103,248)   $     (619,341)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares for basic and diluted loss per share 12,950,283        11,684,999
Basic and diluted loss per share                                                  (0.09)            (0.05)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss
Loss                                                                      $   (1,103,248)   $     (619,341)
Foreign currency translation adjustment                                              -               5,020

------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                        $   (1,103,248)   $     (614,321)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Three month periods ended April 30, 2001 and 2000
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                    2001              2000
------------------------------------------------------------------------------------------------------------------------------------

Sale of products                                                          $    5,424,927    $       10,712
------------------------------------------------------------------------------------------------------------------------------------
Cost of sales                                                                  4,817,104             5,972
                                                                                 607,823             4,740

Engineering revenue                                                              168,960            39,563
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 776,783            44,303
Expenses
Amortization                                                                     152,556               -
General and administrative                                                       862,114           396,345
------------------------------------------------------------------------------------------------------------------------------------
Research and development                                                          52,160            63,847
Interest                                                                          92,721               -
                                                                               1,159,551           460,192
------------------------------------------------------------------------------------------------------------------------------------
Loss, before other income                                                       (382,768)         (415,889)

Other income                                                                       4,890               -

------------------------------------------------------------------------------------------------------------------------------------
Loss                                                                      $     (377,878)   $     (415,889)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares for basic and diluted loss per share 12,991,304        11,832,907
Basic and diluted loss per share                                                  (0.03)            (0.04)
------------------------------------------------------------------------------------------------------------------------------------

Comprehensive loss
Loss                                                                      $     (377,878)   $     (415,889)
Foreign currency translation adjustment                                              -               2,520

------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                                                        $     (377,878)   $     (413,369)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statement of Stockholders' Equity

$ United States

Six month period ended April 30, 2001
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Accumulated
                                                              Exchangeable   Additional                      Other       Total
                        Common Shares      Preferred Shares     Shares of     Paid-in     Accumulated    Comprehensive Stockholders'
                       ----------------   -----------------
                       Number    Amount   Number   Amount      Subsidiary     Capital        Deficit        Income        Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance, October
  31, 2000           12,777,621  $12,778     -     $   -      $   -          $ 7,840,973  $(5,550,504)   $(12,601)     $  2,290,646
Exchangeable
  shares of sub-
  sidiary issued
  to acquire PCI
  (note 2)                    -        -     -         -         2,215,354          -           -            -            2,215,354
Exchangeable shares
  cancelled (note 2)          -        -     -         -          (106,816)         -           -            -             (106,816)
Preferred shares
  issued upon
  conversion of
  bridge financing
  (note 3)                    -        -      1,500    2              -        1,499,998        -            -            1,500,000
Common  shares
  issued for notes
  receivable
  (note 5(a))83,333          83        -      -        -              -          108,250        -            -              108,333
Notes receivable              -        -      -        -              -         (108,333)       -            -             (108,333)
Common shares
  issued for wages
  (note 5(b))            35,000       35      -        -              -          100,590        -            -              100,625
Common shares
  issued for share
  issue costs
  (note 5(c))            19,000       19      -        -              -           36,803        -            -               36,822
Share issue costs             -        -      -        -              -          (36,822)       -            -              (36,822)
Common shares
  issued for services
  (note 5(d))            33,350       33      -        -              -           63,866        -            -               63,899
Common shares
  issued for prepaid
  leasehold
  improvements
  (note 5(e))            43,000       43      -        -              -           73,874        -            -               73,917
Vested common
  shares issued for
  services (note 5(f))   20,000       20      -        -              -              (20)       -            -                  -
Beneficial
  conversion
  feature of bridge
  financing (note 3)          -        -      -        -              -           50,500        -            -               50,500
Fair value of
  warrants granted
  to non-employees
  (note 3)                    -        -      -        -              -          304,000        -            -              304,000
Compensation cost
  of options granted
  (note 6)                    -        -      -        -              -           95,318        -            -               95,318
Cancellation of common
  shares (note 5(g))    (75,000)     (75)     -        -              -         (193,275)       -            -             (193,350)
Loss  for the
  six month
  period ended
  April 30, 2001              -        -      -        -              -             -      (1,103,248)       -           (1,103,248)

------------------------------------------------------------------------------------------------------------------------------------
Balance, April 30,
 2001 (Unaudited)    12,936,304  $12,936      1,500  $ 2        $2,108,538   $ 9,835,722  $(6,653,752)   $(12,601)      $ 5,290,845
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows

$ United States

Six month periods ended April 30, 2001 and 2000
(Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                    2001              2000
------------------------------------------------------------------------------------------------------------------------------------

Net cash flows used in operating activities:                              $    (713,713)    $    (715,341)

Cash flows from financing activities:
Common shares issued for cash, net of share issue costs                              -            670,389
Subscriptions for common stock                                                       -            104,640
Reduction of loans payable to related parties                                  (780,375)              -
Reduction of due to stockholders                                               (246,373)              -
Proceeds from bridge financing                                                1,000,000               -
Proceeds from notes payable (note 4)                                            800,000               -
                                                                                773,252           775,029
Cash flows used in investing activities:
Loans and other advances                                                             -           (254,771)
Purchase of fixed assets                                                       (114,760)         (119,206)
Purchase of patents and trademarks                                               (3,554)              -
Business combination (note 2)                                                   (58,978)              -
------------------------------------------------------------------------------------------------------------------------------------
                                                                               (177,292)         (373,977)

Foreign currency translation adjustment                                              -             (5,020)

------------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents                               (117,753)         (319,309)

Cash and cash equivalents, beginning of period                                  319,511           487,562

------------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                  $      201,758    $     168,253
------------------------------------------------------------------------------------------------------------------------------------

Supplementary information
Interest paid                                                             $      153,531    $         -
Income taxes paid                                                                    -                -
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Non-cash financing and investing activities:
  Exchangeable shares of subsidiary issued upon business combination           2,215,354              -
  Preferred shares issued upon conversion of bridge financing                  1,500,000              -
  Common shares issued for notes receivable                                      108,333              -
  Common shares issued for wages                                                 100,625              -
  Common shares issued for share issue costs                                      36,822              -
  Common shares issued for services                                               63,899              -
  Common shares issued for prepaid leasehold improvements                         73,917              -
------------------------------------------------------------------------------------------------------------------------------------
  Beneficial conversion feature of bridge financing                               50,500              -
  Compensation cost of warrants granted to non-employees                         304,000              -
  Compensation cost of options granted                                            95,318              -
  Amounts receivable extinguished by cancellation of exchangeable
    shares of subsidiary                                                         106,816              -
  Extinguishment of amount due to stockholder (note 5(g))                        162,233              -
  Common shares cancelled (note 5(g))                                            193,350              -

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six month period ended April 30, 2001
(Unaudited)

Significant Accounting Policies:

1.    a) Basis of presentation:

The accompanying financial statements as at April 30, 2001 and for the three and six month periods then ended are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with generally accepted accounting principles in the United States of America have been made.

      b) Use of estimates

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

2.       Business combination:

On December 31, 2000, the Company acquired PCI Marketing & Communications Inc. ("PCI") for a total purchase price of $2,330,635 in a transaction accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. PCI's principal activity is the online retail sale of wireless communication products. Pursuant to the terms of an amalgamation and re-organization agreement, PCI amalgamated with 906548 Alberta Inc., a wholly owned subsidiary of the Company, and formed Globus Online Inc. The former stockholders of PCI received 9,481,100 Class A non-voting exchangeable shares of Globus Online Inc., valued at $0.23366 per share, in exchange for all of the outstanding shares of PCI on a one for one basis upon amalgamation. The former PCI stockholders may exchange their Class A shares of Globus Online Inc. for common shares of the Company, at the option of the holder, at any time for a period of three years from the date of issuance. The number of common shares of the Company to be exchanged for each Class A share of Globus Online Inc. will be based on the fair market value of the Company's common shares at the date of exchange, such that an equal value of the Company's common shares will be issued for the value of the Class A shares exchanged, valued at $0.23366 per share. Any unexchanged Class A shares of Globus Online Inc. outstanding at December 31, 2003 will be automatically exchanged for common shares of the Company. Accordingly, the acquisition has been recorded at $2,330,635 being the value of the 9,481,100 Class A shares of $2,215,354 plus direct acquisition costs of $115,281.

None of the Class A shares of Globus Online Inc. held by the former shareholders of PCI have been exchanged for common shares of the Company at April 30, 2001. During the three month period ended April 30, 2001, amounts receivable from two of the former shareholders of PCI of $106,816 were extinguished by the cancellation of 457,142 Class A common shares of Globus Online Inc. held by the former shareholders. Accordingly, the value of the remaining Class A shares issued of $2,108,538 has been disclosed as a separate component of stockholders' equity called "Exchangeable shares of subsidiary".

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six month period ended April 30, 2001
(Unaudited)

2.       Business combination (continued):


The purchase price allocation is based on management's estimate of the fair values of PCI's tangible assets and liabilities.

Allocation of the purchase price is as follows:
   Cash                                                                                      $      56,303
   Accounts receivable                                                                               7,388
   Inventory                                                                                         4,257
   Fixed assets                                                                                     49,968
   Accounts payable and accrued liabilities                                                       (307,327)
   Due to shareholders                                                                              (5,778)
   Due to Globus Wireless Ltd.                                                                    (146,904)
   Goodwill                                                                                      2,672,728
------------------------------------------------------------------------------------------------------------------------------------
   Net assets acquired                                                                        $  2,330,635
------------------------------------------------------------------------------------------------------------------------------------

The purchase consideration is summarized as follows:
   Exchangeable Class A shares of Globus Online Inc.                                         $   2,215,354
   Acquisition costs                                                                               115,281
------------------------------------------------------------------------------------------------------------------------------------
   Total purchase price                                                                      $   2,330,635
------------------------------------------------------------------------------------------------------------------------------------

The pro forma consolidated financial information for the six month periods ended April 30, 2001 and 2000, determined as if the acquisition of PCI had occurred on November 1 of each period, would have resulted in the following:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    2001              2000
------------------------------------------------------------------------------------------------------------------------------------
Sales                                                                      $  17,012,284     $     577,365
Loss                                                                       $  (1,228,150)    $    (812,985)
Basic and diluted loss per share                                           $       (0.09)    $       (0.06)
------------------------------------------------------------------------------------------------------------------------------------

This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and PCI been combined during the specified periods.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six month period ended April 30, 2001
(Unaudited)


3.       Bridge financing:

On November 21, 2000, the Company received bridge financing of $250,000 bearing interest at 18% per annum, due December 21, 2000. On January 2, 2001, the Company received an additional $750,000 which, along with the $250,000 referred to above and $500,000 received prior to October 31, 2000, aggregating $1,500,000, was converted into 1,500 Series A convertible preferred shares and 415,236 common share purchase warrants of the Company.

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

The bridge financing contains a beneficial conversion feature as the Series
A convertible preferred shares are convertible at prices that are less than market price at the date of issuance. Accordingly, interest expense of $50,500 and a corresponding increase in additional paid-in capital has been recorded in the statements of loss and comprehensive loss and stockholders' equity. In addition, interest expense of $304,000, being the fair value of the warrants granted, has been included in the loss for the six month period ended April 30, 2001. The fair value of the warrants granted was determined using the Black Scholes method using the five year life of the warrants, volatility factor of 55%, risk free rate of 6.5% and no assumed dividend rate.


4.       Notes payable

During the six months ended April 30, 2001, the Company received $800,000 in exchange for four promissory notes. The notes are secured by a pledge by the Company, in the event of default, to issue an amount of its common stock with a value of two times any outstanding principal and unpaid interest. $625,000 and $175,000 of the notes bear interest at 30% and 24% per annum respectively, payable monthly. The notes are due as follows:

   June 26, 2001                                                                            $      325,000
   September 26, 2001                                                                              475,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                            $      800,000
------------------------------------------------------------------------------------------------------------------------------------

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six month period ended April 30, 2001
(Unaudited)

5.       Issuance of common shares:

During the six month period ended April 30, 2001, the Company issued the following common shares:

a) 83,333 shares for notes receivable of $108,333 upon the exercise of employee stock options. The notes receivable do not bear interest, are due within 364 days and are secured by the common shares issued;
b) 35,000 shares as payment for amounts payable for wages;
c) 19,000 shares for share issue costs;
d) 33,350 shares for services;
e) 43,000 shares as prepayment for leasehold improvements to be constructed for the Company.
f) During the year ended October 31, 2000, the Company issued 40,000 shares for services to be received. The shares vest in increments of 10,000 shares of which 20,000 had vested prior to October 31, 2000 and the remaining 20,000 vested during the six month period ended April 30, 2001.
g) During the three months ended April 30, 2001, pursuant to a resignation and settlement agreement with one of the former shareholders of Edge Continental Inc. ("Edge"), the Company cancelled 75,000 common shares that were originally issued to acquire Edge. The original value of the cancelled shares of $193,350, along with the cancellation of a note payable of $162,233, were recorded as a reduction of goodwill related to the acquisition with corresponding reductions of stockholders' equity and due to stockholders.

6.     Stock options:

The Company applies APB Opinion No. 25 in accounting for employee stock options whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value.

During the six month period ended April 30, 2001, the Company granted
204,333 common share options to employees with exercise prices fixed at 85% of the market value of the Company's common shares at the grant date. Accordingly, compensation cost of $95,318, representing the excess of the market price at the grant date over the exercise price of the options granted, has been included in the determination of the loss for the period.


7.       Contingencies:

a) Pursuant to a technology licensing agreement, the Company is required to make periodic payments to an individual who is the Company's founder, major stockholder and former President. Technology license payments owing under the agreement amounted to approximately $360,000 at October 31, 2000 and $420,000 at April 30, 2001.

   During 1999, the Company launched a lawsuit against its former President for breach of his fiduciary duties. As part of its claims against its former President, the Company contends that its obligations under the agreement have been eliminated. Consequently, no accrual for technology license payments has been made as at October 31, 2000 and April 30, 2001.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six month period ended April 30, 2001
(Unaudited)


7.       Contingencies (continued):

b) As disclosed in note 11(d) of its October 31, 2000 audited financial statements, the Company signed an agreement to purchase 730,000 cellular phones with an aggregate cost of $40,199,200 by October 31, 2001. In conjunction with the agreement, during the three months ended January 31, 2001, the Company received a non-refundable purchase rebate of $2,600,000. The rebate was being recognized as a reduction of cost of sales over the total purchase commitment of 730,000 phones. $634,767 of the rebate had been recognized to January 31, 2001. During the three months ended April 30, 2001, the Company elected to discontinue the agreement and accordingly the remaining non-refundable rebate has been recognized as a reduction to cost of sales for the period.

c) On March 29, 2001, the Company signed a technology license agreement for the rights to certain technology owned by a third party. The agreement requires advances on beta testing of the technology as follows:

   Upon signing                                                                              $      50,000
   May 31, 2001                                                                                    200,000
   June 30, 2001                                                                                    50,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             $     300,000
------------------------------------------------------------------------------------------------------------------------------------

   At April 30, 2001, the Company had advanced $70,000 which is included in prepaid expenses on the consolidated balance sheet. Subsequent to April 30, 2001, the Company advanced an additional $180,000 required by the agreement. The advances are secured by a demand promissory note.

   The Company is also required to make royalty payments to the third party once sales of any products based on the technology commences. Pursuant to the agreement, the advances for beta testing will be applied against any future royalties payable

8.       Subsequent events:

a) Subsequent to April 30, 2001, the Company received $1,084,200 after commissions and fees in exchange for convertible notes payable of $1,250,000. The notes bear interest at 8% and are convertible into common stock of the Company at the lesser of:

   a) $0.48 for $800,000 of the notes payable and $0.448 for the remaining $450,000; or

   b) 80% of the average of the three lowest closing bid prices of the Company's common stock for the thirty days immediately prior to the conversion date.

   $450,000 of the notes payable are due June 6, 2003. The remaining portion of the notes payable of $800,000 is due May 31, 2003.

   In conjunction with the notes, the Company also granted 500,000 common share purchase warrants. The warrants have an exercise price of $1.78. 320,000 of the warrants expire on May 31, 2004 with the remaining 180,000 warrants expiring on June 6, 2004.

b) The Company issued the following common shares subsequent to April 30, 2001 to settle amounts accrued in accounts payable and accrued liabilities at April 30, 2001:

   i)  76,845 shares for services of $73,003; and
   ii) 53,420 shares for commissions of $50,749.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This report includes both historical and forward-looking statements. Any forward-looking statements contained herein are based on Globus Wireless, Ltd.'s (the "Company") current expectations and projections about future events. All forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including anticipated growth strategies, anticipated trends and corrections in the business, including trends in technology and growth of the wireless communication industry, and future business directions for the Company and associated financial commitments. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may differ materially from those described in this report as anticipated, believed, estimated or expected.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed financial statements and notes thereto attached and the Company's consolidated financial statements and notes thereto attached in the Company's Annual Report on Form 10-KSB as of and for the year ended October 31, 2000.

Overview

Globus Wireless, Ltd., with its wholly-owned subsidiaries, Celltech
Research Inc., Globus Wireless Canada Ltd., Globus On-Line Inc. and Globus Wireless Korea Ltd., designs, engineers, and markets wireless devices components, products and technologies. The Company's focus is to deliver products that are relevant to market needs and address the growing health and safety issues that are associated with the operation of all wireless devices. Primary objectives of the business are:

o Become the world's leading independent wireless Specific Absorption Rate ("SAR") research, testing and development laboratory with full Testing Certification Body designation;

o To become a profitable design and development company of relevant, proprietary, patented wireless technologies whichthat increase user safety and/or performance;

o To sell worldwide, renowned quality, high performance wireless accessory products with Globus(R) branded proprietary technology;

Corporate offices are currently located at the offices of Globus Wireless Canada and our research center, Celltech Research, at 1955 Moss Court, Kelowna, British Columbia, Canada V1Y 9L3. The Company's registered offices in the United State are Ste 220 - 1495 Ridgeview, Reno NV. Sales and distribution centers are located in Anaheim, CA., and Markham, Ontario Canada; operations in Seoul, Korea manage contract manufacture as well as regional sales and distribution.

We are recognized as an industry leader in the wireless field of SAR research. SAR is the measurement of heat generated in human tissue by radio frequency (RF) radiation from wireless transmitting devices, such as cellular phones, wireless modems, cordless telephones, etc.

Physicist Mr. Shawn McMillan, who is recognized industry-wide as a leading SAR specialist heads the Company's research operation. In addition to researching and developing SAR related technologies the Company, through its subsidiary Celltech Research, provides RF and SAR compliance testing for over thirty-five industry leading original equipment manufacturers ("OEM's").

Globus and Globus Wireless Canada collectively provide an international distribution engine providing product at several distributor levels, domestically and internationally, direct from an OEM supply, as well providing product under value added dealer programs in North America. Globus On-Line Inc. provides for direct to consumer distribution without having to have a traditional brick and mortar operation.

The Company was incorporated under the laws of the State of Nevada in June 1987, under the name Daytona Pacific Corporation. In October 1994, the Company acquired all the assets of Globus Cellular & User Protection Ltd. (Canada) and changed its name to Globus Cellular and User Protection Ltd. In September 1995, the company became a publicly traded corporation, trading on the Over-the-Counter Bulletin Board. In August 1997, the Company changed it's name to Globus Cellular, Ltd. In December 1999, the Company changed its name to Globus Wireless, Ltd., the name being more indicative of the Company's expertise, technologies, and new product lines.

On June 4, 2001, Mr. Tom W. Pick, was appointed President, CEO and
Director, coming to the Company from Motorola Inc. were he served as Director of Operations North American Carrier and Distributor Sales. Former President and CEO, Mr. Bernard Penner, continues to serve as Chairman as well as President of Globus Wireless Canada Ltd. and Globus On-Line Inc. Mr. Nick Wizinsky serves as Chief Financial and Operations Officer as well as Secretary, Treasurer and Director. Mr. Cary Tremblay now serves as Senior Vice President Corporate Development, International & Carrier Sales. Mr. Gord Walsh is Senior Vice President Marketing & Sales, Wireless Devices.

Results of Operations

Three months ended April 30, 2001 and 2000

Consolidated revenues for the three month period ending April 30, 2001 were $5,593,887, compared to nominal revenues of $50,275 for the same period ending April 30, 2000. The increase in revenues is the result of expanded wireless products distribution through the acquisition of distribution and e-commerce operations in US and Canada and continuing growing demand for SAR testing and filing services at Celltech Research Inc.

Sales resulting from wireless products in the period were $5,424,927 during the three month period ending April 30, 2001. Globus On-Line Inc., d.b.a. Shop Wireless.Com generated $321,622 in sales revenues during the period ending April 30, 2001. Testing and engineering revenues were $168,960 for the three month period ending April 30, 2001, compared to $39,563 in the same period in fiscal 2000. A major expansion of facilities scheduled to open in the fall of 2001, will provide for further growth in testing and engineering revenues and enhance Company research and development on new SAR-based initiatives.

Gross margins for wireless products during the period were $607,823 or 11.2 % of revenue, this compares to gross margins of $4,740 or 44.2 % of revenue reported in the 2nd quarter of fiscal 2000. The decline in gross margins is attributed to increased competitive pressures and a build-up of wireless product inventory in a slowing wireless market economy with more like product entering the marketplace at declining prices. As a result of rapidly falling margin opportunities in certain products the Company moved to end a handset distribution agreement from the prior fiscal year and in doing so removed a commitment to purchase a further $20+ million in older technology handset product. In addition, the Company has provided $800,000 for obsolescence for remaining inventories.

Selling, general, and administrative costs for period ending April 30, 2001 were $862,114 or 15.4 % of revenue. This compares with selling, general, and administrative for the same period in 2000 of $396,345. The increase is the result of continued growth in all Company operations and on-going integration of recent acquisitions.

In the quarter ending April 30, 2001 the Company recorded a loss of $377,878. This compares to a $413,369 loss recorded for the same period if fiscal 2000.

Net losses were $377,878, or $(0.03) per share, for the second quarter of fiscal 2001, compared to net losses of $415,889 or $(0.04) per share in the same quarter in 2000.

Six months ended April 30, 2001 and 2000

Consolidated revenues for the first six months of fiscal year 2001 were $16,821,929 compared to nominal sales of $50,275 for the same period in 2000. The increase in revenues is the result of expanded wireless products distribution in the US and Canada, enhanced via two distribution based acquisitions, and increased demand for SAR related services at Celltech.

Gross margins for wireless products during the same six-month period were $1,677,640 or 10.1 % of revenue, an increase from gross margin earnings of $4,740 or 44.3% in fiscal 2000.

Selling, general, and administrative costs for the first six-months of 2001 were $2,192,595 or 13.0 % of revenue. This compares with selling, general, and administrative for the same period in 2000 of $569,785. Increases in selling, general and administrative costs are primarily attributed to the recent additions of the distribution operations in Markham, Ontario, and Calgary, Alberta.

The Company recorded a loss of $1,103,248 for the six months ended April 30, 2001. This compares to a $614,321 loss recorded over the same period of fiscal 2000.

Accounts receivable at April 30, 2001 were $647,945, a decrease of $4,225,932 from $4,873,877 recorded at October 31, 2000. The decrease was mainly due to the large increase in sales of wireless products that arose with the Company's introduction into the distribution sector in the fall of 2000.

Inventory at April 30, 2001 was $2,442,719, versus inventories of $1,143,891 at October 31, 2000. The increase in inventory is attributable to purchases for the wireless products distribution business. Inventory held by Globus On-Line Inc. are nominal, the majority of sales drop-shipped direct to consumers from the supplier.

Fixed assets were $469,344 (net of accumulated amortization) at April 30, 2001 compared to $428,738 at October 31, 2000 (net of accumulated amortization). The small increase was attributable to office and laboratory equipment purchases.

Accounts payable and accrued liabilities decreased $2,832,146, to $1,382,388 as at April 30, 2001. This decrease is attributable to the large increase in purchases of wireless products that arose with the Company's introduction into the distribution sector in the fall of 2000.

Notes payable at April 30, 2001 were $800,000 and were issued during the period to secure funding for working capital purposes. At October 31, 2000 the Company had acquired $500,000 in Bridge financing which were converted to preferred shares during the six month period.

Net losses were $1,103,248, or $(.08) per share for the first six-months of fiscal 2001, compared to net losses of $619,341 or $(0.05) per share during the same period in 2000.

Liquidity & Capital Resources

For the six months ended April 30, 2001, the Company purchased fixed assets including inventories, developed websites, and incurred patent and trademark costs resulting in cash flows used in investing activities of $177,292.

For the six months ended April 30, 2001, the Company received proceeds from Bridge financing of $1,000,000 and from the issuance of notes payable of $800,000, for total proceeds from financing of $1,800,000. For the six months ended April 30, 2001, the Company repaid loans payable of $780,375 and amounts due to stockholders of $246,373 resulting in net cash provided by financing of $773,252.

No dividends have been declared since our inception nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

Commitments & Contingencies

Pursuant to a Share Purchase Agreement between the Company and Mr. Abuharoon and Mr. Aquino made in the 4th quarter of fiscal 2000, the Company was scheduled to make a third cash payment on March 31, 2001, and a final payment on June 30, 2001. In the second quarter of fiscal 2001 both principals terminated their employment, and Mr. Abuharoon settled with the Company by returning 75,000 of the 150,000 shares issued to him for the purchase, and has agreed to relinquishing the balance of monies owing including the final two cash payments. Mr. Aquino has not yet reached a settlement with the Company.

As disclosed in note 11(d) of the October 31, 2000 audited financial statements, the Company signed an agreement to purchase 730,000 cellular phones with an aggregate cost of $40,199,200 by October 31, 2001.

At the time of signing the agreement the Company recorded certain deferred revenues to be amortized over the distribution of the cellular phones. During the second quarter of fiscal 2001 the Company realized a rapidly declining market demand for the specific cellular phones identified in the agreement. As a result of a negotiated exit settlement the Company obtained a release from its legal and financial obligations under the terms of the agreement, and has recognized all remaining deferred revenue associated with the agreement.

During the year ended October 31, 2000, the Company issued 40,000 shares for services to be received by Hayden Communications Inc. (South Carolina), for their assistance in implementing a national investor relations program. The shares vest in increments of 10,000 shares of which 20,000 had vested prior to October 31, 2000 and 10,000 vested during the three-month period ended January 31, 2001. The remaining 10,000 shares vested on May 1, 2001.

During the first quarter of fiscal 2001, the Company had issued 43,000 shares to a local building developer as prepayment, $65,000, for leasehold improvements to be performed for the Company for a new facility for Celltech Research Inc., to be opened in the fourth quarter of fiscal 2001. Subject to the actual leasehold improvements made to the facility, an additional issuance of stock will be made to the developer for an additional $65,000 in leaseholds to the facility upon its completion.

Plan of Operation

In fiscal 2001 the Company has initiated the following actions and strategies with regards to the on-going advancement of business opportunities through to the current quarter:

o In November 2000, the Company announced the acquisition of Edge Continental Inc., a wireless products distribution company, for a combination of shares and cash totaling $1.55 million. In December 2000 its operations in Markham, Ontario were amalgamated into Globus Wireless Canada Ltd. In the 2nd quarter of fiscal 2001, the former principals of Edge Continental terminated their employment with the Company. A settlement with one principal was made and involved the return of half the shares issued to him previously and forfeiture of the balance of monies owing under the acquisition. The matter concerning the other principal is still outstanding. Business at Markham was remodeled and continues under new leadership. The integration program is now expected to be completed in our 3rd quarter of fiscal year 2001.

o Effective December 1, 2000 the Company commenced setup of a new US based Marketing, Procurement & Distribution Center in California, to serve as the primary US sales and distribution center, opening in February 2001.

o On December 31, 2000, PCI Marketing & Communications Inc. was acquired by the Company and now operates as Globus On-Line Inc., d/b/a Shop Wireless.Com. The business unit is operated as a stand-alone entity, while sharing resources with Globus Wireless Canada Ltd. The Company provides both growth funding as well as certain proprietary products that provide Shop Wireless.Com with greater margins than in the other volume-driven distribution channels.

o In January 2001, an SAR engineering services agreement was entered in to with Deltacom Co. Ltd. of Korea. Preliminary analysis was completed by the Company in January. In March Deltacom advised that software technical and business difficulties were delaying the product launch. As a result, the engineering program the Company is not anticipated to commence until at the earliest the 4th quarter. The Company expresses certain concerns regarding the ability of Deltacom Co. Ltd. to complete this contract. As a result of such concerns the Company has only recorded non-refundable deposits in it's revenues.

o In April 2001, the Company secured a worldwide exclusive technology licensing agreement with Cadco Ltd., of Hamilton, Ontario, concerning certain innovative, highly developed products and technologies ready for the wireless market. The first product under the agreement, branded the Globus Digital Co-Pilot(TM), is aportable in-vehicle speakerphone and was launched in June 2001.

o In April 2001, the Company also announced an expansion program for research subsidiary Celltech Research Inc., which will provide the resources and opportunity to service multiple OEM clients and advance our proprietary research efforts. The new R&D center will be located in a new high tech park in Kelowna, British Columbia, opening this fall.

o In April 2001, the Company ended a handset distribution agreement that had experienced sharp margin declines and no longer met strategic objectives. The Company has effected certain changes to the Board of Directors. SEC lead counsel, Gregory Sichenzia, and CFO Nick Wizinsky were appointed to the Board of Directors in place of two members who had resigned.

o June 2, 2001, Mr. Tom. W. Pick was appointed President & CEO, and member of the board of directors. Mr. Pick has in excess of 20 years experience in the wireless industry, most recently as Director, North American Carrier & Distributor Operations for Motorola Inc.

Expertise in providing SAR solutions for wireless phone manufacturers and identifying new solutions, processes and products to address the issues of SAR and product performance remain the strategic priority for the Company. During the most recent quarter the Company was focused primarily on a continuing expansion of marketing efforts for a range of proprietary wireless products and a revamping of our distribution model, consistent with the SAR and performance issues focus for our business plans, including new business opportunities in this area.

The business focus will remain on SAR and performance products in fiscal 2001, with greater emphasis on higher margin product sales as distribution channels become more firmly established. The Company continues to actively examine both market opportunities and market fluctuations for wireless product distribution, particularly in light of turbulent market conditions.

The Company is committed to both expanding subsidiary Celltech Research and the license agreement with Cadco Ltd., advancing research on technologies in both the RF and audio spectrum of wireless communication devices. Any new technologies and resulting products will have relevant SAR implications and as well adhere to a commitment to high performance products.

The Company currently has thirty-six employees and officers. Monthly salary costs for all operations and subsidiaries is $124,000. A significant amount of the monthly expenses are for corporate development, including marketing, travel and professional fees, and product research.

The Company may have to secure additional capital to meet ongoing requirements and its stated objectives throughout the fiscal year ending October 31, 2001. Negotiations are continuing with potential investors and with current finance partners and the Company will look to secure new investment banking before the end of fiscal 2001, subject to general market conditions and reaching an agreement for such services that is favorable. Based on current market conditions, and success in raising private financing in the past, the Company expects to complete financings as required for growth and operations. Any significant capital expenses or increases in operating costs will be dependent upon the ability to raise additional capital, debt financing or generate revenue from sales of our products or services.

Historically the Company has not generated sufficient revenue from sales of its products or services to sustain operations. The sales cycle to OEMs of a proprietary SAR solution process has been lengthy and is just recently generating interest from the industry. Additional OEMs are expected to utilize the Company's expertise in SAR research in fiscal 2001. Furthermore, the Wireless Devices Product Group only recently saw its sales grow in the 4th quarter of fiscal 2000. This growth trend in wireless devices distribution revenues continued in the 1st quarter fiscal 2001, however declining margins and sales were experienced in the 2nd quarter. Forecasted revenues generated by product distribution have been lowered for the last two quarters of fiscal 2001 as the Company moved to focus more on higher margin proprietary product, especially with the market launch of the Co-Pilot(TM) in the 3rd quarter of fiscal 2001. Subject to market conditions, the Company is projecting to self-finance some of the expansion plans and will continue to examine product offerings to improve margins.

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



                                                       GLOBUS WIRELESS, LTD.

Date:  June 14, 2001                             By: /s/ Tom W. Pick
                                                         Tom W. Pick, President

Date:  June 14, 2001                             By: /s/ Nick Wizinsky
                                                         Nick Wizinsky,
                                                         Chief Financial Officer