Form 10QSB
period 2001-07-31
GLOBUS WIRELESS LTD
filed 2001-09-19
CIK 939402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JULY 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________________ to _________________.

                         Commission file number 0-25614

                              GLOBUS WIRELESS, LTD.
              (Exact name of Small Business Company in its charter)

            NEVADA                                      88-0228274
(State or other jurisdiction of              (I.R.S. Employer incorporation No.)
or organization Identification

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

As of the end of the period covered by this report, the Company had 13,402,251 outstanding shares of Common Stock, par value $.001, and 1,500 shares of Series A Preferred Convertible Stock.

Transitional Small Business Disclosure Format  (check  one):

         Yes        x             No
                  -------                  --------

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


GLOBUS WIRELESS LTD.
Consolidated Balance Sheets

$ United States

July 31, 2001 and October 31, 2000

                                                          July 31, 2001  October 31, 2000
                                                           (Unaudited)
                                                          -------------  ----------------
Assets
------
Current assets
   Cash and cash equivalents                              $    124,687    $    319,511
   Accounts receivable                                         521,917       4,873,877
   Loans and other advances                                       --            82,508
   Inventories                                                 830,446       1,143,891
   Prepaid expenses (notes 6(a), 8(c) and 10)                1,895,978          18,576
                                                          ------------    ------------
                                                             3,373,028       6,438,363
Deferred financing costs                                       240,500            --
Fixed assets                                                   554,524         428,738
Website development                                             26,483          32,119
Patents and trademarks                                          22,598          20,643
Goodwill                                                     3,498,374       1,355,409
                                                          ------------    ------------
                                                          $  7,715,507    $  8,275,272
                                                          ============    ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities
   Accounts payable and accrued liabilities               $    823,408    $  4,214,534
   Dividends payable                                            99,814            --
   Loans payable to related parties                               --           780,375
   Bridge financing payable (note 3)                              --           500,000
   Due to stockholders                                          81,699         489,717
   Notes payable (note 4)                                      475,000            --
                                                          ------------    ------------
                                                             1,479,921       5,984,626

Convertible notes payable, net of discount (note 5)            980,503            --
Stockholders' equity
   20,000,000 preferred shares, issuable in series with
      a par value of $0.001 per share authorized, 1,440
      Series A convertible preferred shares issued
      (October 31, 2000 - nil)                                       1            --
   100,000,000 common shares with a par value of $0.001
      per share authorized, 13,402,251 shares issued
      (October 31, 2000 - 12,777,621 shares issued)             13,402          12,778
   Additional paid-in capital                               10,694,065       7,840,973
   Discount on convertible preferred shares (note 3)          (100,536)           --
   Exchangeable shares of subsidiary (note 2)                2,108,538            --
   Deficit                                                  (7,447,786)     (5,550,504)
   Accumulated other comprehensive income                      (12,601)        (12,601)
                                                          ------------    ------------
Contingencies (note 8)                                       5,225,083       2,290,646
                                                          ------------    ------------
                                                          $  7,715,507    $  8,275,272
                                                          ============    ============


See accompanying notes to consolidated financial statements.

On behalf of the Board:

_______________________  Director              _______________________  Director




GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Nine month periods ended July 31, 2001 and 2000
(Unaudited)

                                                       2001            2000
                                                   ------------    ------------

Sale of products                                   $ 18,593,947    $     20,185
Cost of sales                                        16,693,679          11,656
                                                   ------------    ------------
                                                      1,900,268           8,529

Engineering revenue                                     459,893          59,247
                                                   ------------    ------------
                                                      2,360,161          67,776

Expenses
   Amortization                                         335,537          51,142
   General and administrative                         2,927,827         916,426
   Research and development                              89,127         154,132
   Interest                                             560,670            --
                                                   ------------    ------------
                                                      3,913,161       1,121,700
                                                   ------------    ------------
Loss, before other income                            (1,553,000)     (1,053,924)

Other income                                             13,798            --
                                                   ------------    ------------
Loss                                               $ (1,539,202)   $ (1,053,924)
                                                   ============    ============

Weighted average number of common shares for
   basic and diluted loss per share                  16,453,991      11,815,206
Basic and diluted loss per share                          (0.09)          (0.09)
                                                   ============    ============

Comprehensive loss
   Loss                                            $ (1,539,202)   $ (1,053,924)
   Foreign currency translation adjustment                 --            (7,462)
                                                   ------------    ------------

Comprehensive loss                                 $ (1,539,202)   $ (1,061,386)
                                                   ============    ============


See accompanying notes to consolidated financial statements.




GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Three month periods ended July 31, 2001 and 2000
(Unaudited)


                                                       2001            2000
                                                   ------------    ------------

Sale of products                                   $  2,047,368    $      9,473
Cost of sales                                         1,824,440           5,684
                                                   ------------    ------------
                                                        222,928           3,789

Engineering revenue                                     184,543          19,684
                                                   ------------    ------------
                                                        407,471          23,473

Expenses
   Amortization                                          92,868          24,510
   General and administrative                           735,232         373,273
   Research and development                              24,500          60,273
   Interest                                             133,099            --
                                                   ------------    ------------
                                                        985,699         458,056
                                                   ------------    ------------

Loss, before other income                              (578,228)       (434,583)

Other income                                              3,674            --
                                                   ------------    ------------
Loss                                               $   (574,554)   $   (434,583)
                                                   ============    ============

Weighted average number of common shares for
   basic and diluted loss per share                  17,567,968      12,071,066
Basic and diluted loss per share                          (0.03)          (0.04)
                                                   ============    ============

Comprehensive loss
   Loss                                            $   (574,554)   $   (434,583)
   Foreign currency translation adjustment                 --             2,442
                                                   ------------    ------------
Comprehensive loss                                 $   (574,554)   $   (437,025)
                                                   ============    ============


See accompanying notes to consolidated financial statements.



GLOBUS WIRELESS LTD.
Consolidated Statement of Stockholders' Equity

$ United States

Nine month period ended July 31, 2001
(Unaudited - Prepared by Management)

                                                                                                 Discount on
                                           Common Shares                Preferred Shares         Convertible     Exchangeable
                                     -------------------------      ------------------------     Preferred       Shares of
                                       Number        Amount           Number       Amount          Shares        Subsidiary
                                       ------        ------           ------       ------          ------        ----------
Balance, October
  31, 2000                           12,777,621   $     12,778           --      $       --      $       --      $       --
Exchangeable shares of
  subsidiary issued to
  acquire PCI (note 2)                     --             --             --              --              --         2,215,354
Exchangeable shares of
  subsidiary cancelled
  (note 2)                                 --             --             --              --              --          (106,816)
Preferred shares issued
  upon conversion of
  bridge financing
  (note 3)                                 --             --            1,500               2            --              --
Common shares issued for
  notes receivable (note 6(a))           83,333             83           --              --              --              --
Notes receivable                           --             --             --              --              --              --
Common shares issued
  for wages                             185,000            185           --              --              --              --
Common shares issued
  for share issue costs                  19,000             19           --              --              --              --
Share issue costs                          --             --             --              --              --              --
Common shares issued
  for services                          213,615            213           --              --              --              --
Common shares issued
  for prepaid leasehold
  improvements
  (note 6(b))                            43,000             43           --              --              --              --
Vested common shares issued
  for services (note 6(c))               20,000             20           --              --              --              --
Beneficial conversion feature
  of bridge financing (note 3)             --             --             --              --              --              --
Fair value of warrants
  granted to non-employees
  (notes 3 and 5)                          --             --             --              --          (124,500)           --
Beneficial conversion
  feature of convertible
  preferred shares (note 3)                --             --             --              --          (231,100)           --
Amortization of discount on
  convertible preferred shares             --             --             --              --           255,064            --
Beneficial conversion
  feature of convertible notes
  payable (note 5)                         --             --             --              --              --              --
Compensation cost
  of options granted
  to employees (note 7)                    --             --             --              --              --              --
Cancellation of common
  shares (note 6(d))(75,000)(75)           --             --             --              --          (193,275)           --
Conversion of preferred
  shares (note 6(e)                     135,682            136            (60)             (1)           --              --
Accrued dividends on
  preferred shares                         --             --             --              --              --              --
Loss for the nine month
  period ended July 31, 2001-              --             --             --              --              --              --

Balance, July 31, 2001
   (Unaudited)                       13,402,251   $     13,402          1,440    $          1    $   (100,536)   $  2,108,538


Table continues on following page.


GLOBUS WIRELESS LTD.
Consolidated Statement of Stockholders' Equity

$ United States

Nine month period ended July 31, 2001
(Unaudited - Prepared by Management) (Continued)

                                                                    Accumulated
                                    Additional                         Other          Total
                                     Paid-in       Accumulated     Comprehensive   Stockholders'
                                     Capital         Deficit           Income         Equity
                                     -------         -------           ------         ------

Balance, October
  31, 2000                         $  7,840,973    $ (5,550,504)   $    (12,601)   $  2,290,646
Exchangeable shares of
  subsidiary issued to
  acquire PCI (note 2)                     --              --              --         2,215,354
Exchangeable shares of
  subsidiary cancelled
  (note 2)                                 --              --              --          (106,816)
Preferred shares issued
  upon conversion of
  bridge financing
  (note 3)                            1,499,998            --              --         1,500,000
Common shares issued for
  notes receivable (note 6(a))          108,250            --              --           108,333
Notes receivable                       (108,333)           --              --          (108,333)
Common shares issued
  for wages                             222,440            --              --           222,625
Common shares issued
  for share issue costs                  36,803            --              --            36,822
Share issue costs                      (190,275)           --              --          (190,275)
Common shares issued
  for services                          172,345            --              --           172,558
Common shares issued
  for prepaid leasehold
  improvements
  (note 6(b))                            73,874            --              --            73,917
Vested common shares issued
  for services (note 6(c))                  (20)           --              --              --
Beneficial conversion feature
  of bridge financing (note 3)          215,900            --              --           215,900
Fair value of warrants
  granted to non-employees
  (notes 3 and 5)                       215,200            --              --            90,700
Beneficial conversion
  feature of convertible
  preferred shares (note 3)             231,100            --              --              --
Amortization of discount on
  convertible preferred shares             --          (255,064)           --              --
Beneficial conversion
  feature of convertible notes
  payable (note 5)                      470,700            --              --           470,700
Compensation cost
  of options granted
  to employees (note 7)                  95,318            --              --            95,318
Cancellation of common
  shares (note 6(d))                    (75,000)            (75)           --          (193,350)
Conversion of preferred
  shares (note 6(e)                       3,067            --              --             3,202
Accrued dividends on
  preferred shares                         --          (103,016)           --          (103,016)
Loss for the nine month
  period ended July 31, 2001               --        (1,539,202)           --        (1,539,202)

Balance, July 31, 2001
   (Unaudited)                     $ 10,694,065    $ (7,447,786)   $    (12,601)   $  5,255,083


See accompanying notes to consolidated financial statements.


GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows

$ United States

Nine month periods ended July 31, 2001 and 2000
(Unaudited)
                                                                             2001           2000
                                                                         -----------    -----------

Net cash flows used in operating activities:                             $(1,264,256)   $  (992,888)
Cash flows from financing activities:
   Common shares issued for cash, net of share issue costs                  (153,453)     1,326,617
   Repayment of loans payable to related parties                            (780,375)          --
   Repayment of due to stockholders                                         (408,018)          --
   Proceeds from bridge financing                                          1,000,000           --
   Proceeds from notes payable                                               800,000           --
   Repayment of notes payable                                               (325,000)        (1,121)
   Proceeds from convertible notes payable                                 1,500,000           --
   Financing costs paid                                                     (271,250)          --
                                                                         -----------    -----------
                                                                           1,361,904      1,325,496

Cash flows used in investing activities:
   Loans and other advances                                                     --          (26,725)
   Purchase of fixed assets                                                 (229,940)      (157,232)
   Purchase of marketable security                                              --         (199,012)
   Purchase of patents and trademarks                                         (3,554)          --
   Business combination (note 2)                                             (58,978)          --
                                                                         -----------    -----------
                                                                            (292,472)      (382,969)

Foreign currency translation adjustment                                         --           (7,462)
                                                                         -----------    -----------
Decrease in cash and cash equivalents                                       (194,824)       (57,823)
Cash and cash equivalents, beginning of period                               319,511        487,562
                                                                         -----------    -----------
Cash and cash equivalents, end of period                                 $   124,687    $   429,739
                                                                         ===========    ===========
Supplementary information
   Interest paid                                                         $   106,625    $      --
   Income taxes paid                                                            --             --
                                                                         ===========    ===========

See accompanying notes to consolidated financial statements

Non-cash financing and investing activities:
  Common shares issued for subscriptions made in prior year                     --          382,627
  Exchangeable shares of subsidiary issued upon business combination       2,215,354           --
  Amounts receivable extinguished by cancellation of exchangeable
     shares of subsidiary                                                    106,816           --
  Preferred shares issued upon conversion of bridge financing              1,500,000           --
  Common shares issued for notes receivable                                  108,333           --
  Common shares issued for wages                                             222,625           --
  Common shares issued for share issue costs                                  36,822           --
  Common shares issued for services                                          172,558           --
  Common shares issued for prepaid leasehold improvements                     73,917           --
  Beneficial conversion feature of bridge financing                          215,900           --
  Fair value of warrants granted to non-employees                            215,200         39,000
  Beneficial conversion feature of convertible preferred shares              231,100           --
  Amortization of discount on convertible preferred shares                   255,064           --
  Beneficial conversion feature of convertible notes payable                 470,700           --
  Compensation cost of options granted to employees                           95,318         29,153
  Common shares cancelled (note 6(c))                                        193,350           --
  Common shares issued to settle accrued dividends on preferred shares         3,202           --
  Accrued dividends on preferred shares                                      103,016           --
  Extinguishment of amount due to stockholder (note 6(c))                    162,233           --


GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine month period ended July 31, 2001
(Unaudited)


1.   Significant accounting policies:

     a)   Basis of presentation:

          The accompanying financial statements as at July 31, 2001 and for the three and nine month periods then ended are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for the fair presentation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America have been made. These financial statements have been prepared consistent with the accounting policies described in the Company's annual report on Form 10K-SB filed with the Securities and Exchange Commission for the year ended October 31, 2000 and should be read in conjunction therewith.

     b)   Use of estimates:

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

     None of the Class A shares of Globus Online Inc. held by the former shareholders of PCI have been exchanged for common shares of the Company at July 31, 2001. During the nine month period ended July 31, 2001, amounts receivable from two of the former shareholders of PCI of $106,816 were extinguished by the cancellation of 457,142 Class A common shares of Globus Online Inc. held by the former shareholders. Accordingly, the value of the remaining Class A shares issued of $2,108,538 has been disclosed as a separate component of stockholders' equity called "Exchangeable shares of subsidiary".

     The actual number of common shares to be issued upon conversion of the Class A non-voting exchangeable shares of Globus Online Inc. is currently being disputed by the Company. A number of issues require resolution before the number of shares issuable can be determined. Loss per share includes the effect of the conversion using the Company's common stock price at July 31, 2001 as their issuance is no longer contingent.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine month period ended July 31, 2001
(Unaudited)


2.   Business combination (continued):

     The purchase price allocation is based on management's estimate of the fair values of PCI's tangible assets and liabilities.

     Allocation of the purchase price is as follows:
        Cash                                                   $    56,303
        Accounts receivable                                          7,388
        Inventory                                                    4,257
        Fixed assets                                                49,968
        Accounts payable and accrued liabilities                  (307,327)
        Due to shareholders                                         (5,778)
        Due to Globus Wireless Ltd.                               (146,904)
        Goodwill                                                 2,672,728
                                                               -----------
        Net assets acquired                                    $ 2,330,635
                                                               ===========

     The purchase consideration is summarized as follows:
        Exchangeable Class A shares of Globus Online Inc.      $ 2,215,354
        Acquisition costs                                          115,281
                                                               -----------
        Total purchase price                                   $ 2,330,635
                                                               ===========

     The pro forma consolidated financial information for the nine month periods ended July 31, 2001 and 2000, determined as if the acquisition of PCI had occurred on November 1 of each period, would have resulted in the following:

                                                 2001              2000
                                                 ----              ----

     Revenues                                $ 19,519,545     $    595,480
     Loss                                    $ (1,664,104)    $ (1,274,429)
     Basic and diluted loss per share        $      (0.12)    $      (0.10)


     This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and PCI been combined during the specified periods.

3.   Bridge financing payable:

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

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine month period ended July 31, 2001
(Unaudited)


3.   Bridge financing payable (continued):

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

     A deemed discount existed at the date of issue of the $250,000 of bridge financing received on November 21, 2000, due to both the fair value of attached warrants and the resultant beneficial conversion option. As this financing was due December 21, 2000, the deemed debt discount, aggregating $132,900 was charged against income during the period ended July 31, 2001. In conjunction with the conversion of the bridge financing, warrants were issued on January 2, 2001 as an inducement to the holder of the $500,000 of bridge financing to convert to preferred shares. The fair value of these warrants of $83,000 has been recorded by a charge against income at the date of their issuance. Consideration for the $750,000 of financing received on January 2, 2001 consisted of preferred shares and warrants. In accordance with EITF 98-5 and EITF 00-27, with respect to the fair value assigned to the warrants, the deemed discount of $124,500 is being recognized by a charge against equity, over the period from January 2, 2001 to the forced conversion date into common shares of December 29, 2003, and the deemed discount due to the beneficial conversion option of $231,100 was amortized over the period from January 2, 2001 to the first conversion date of April 28, 2001. The fair value of the warrants was determined using the Black Scholes method using the following assumptions: a two year expected life, volatility factor of 40%, risk free rate of 6.5%, and no expected dividend yield.

4.   Notes payable:

     Notes payable are due September 26, 2001 and are secured by a pledge by the Company, in the event of default, to issue an amount of its common stock with a value of two times the sum of the outstanding principal and unpaid interest. $300,000 and $175,000 of the notes payable bear interest at 30% and 24% per annum respectively, payable monthly.

5.   Convertible notes payable:

     Convertible notes payable bear interest at 8% and are convertible into common stock of the Company at the lesser of:

     a) $0.48 per share for $800,000 of the notes payable, $0.448 per share for $450,000 and $0.421 per share for the remaining $250,000; or
     b) 80% of the average of the three lowest closing bid prices of the Company's common stock for the thirty days immediately prior to the conversion date.

     $800,000 of the notes payable are due May 31, 2003, $450,000 are due on June 6, 2003 and the remaining portion of $250,000 is due July 24, 2003.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine month period ended July 31, 2001
(Unaudited)


5.   Convertible notes payable (continued):

     In conjunction with the notes, the Company also granted 600,000 common share purchase warrants. 500,000 of the warrants have an exercise price of $1.78 and the remaining 100,000 warrants have an exercise price of $1.15. 320,000 of the warrants expire on May 31, 2004, 180,000 expire on June 6, 2004 and the remaining 100,000 warrants expire on July 24, 2004.

     The convertible notes payable contain a beneficial conversion feature as the note holders were granted common share purchase warrants and the notes are convertible into common shares at prices that are less than the market price at the date of issuance, both of which result in the convertible notes payable initially being recorded at a carrying amount which is less than their face value. The note proceeds attributable to the warrants was estimated to be $90,700 and has been recorded as a discount on the convertible notes payable. The fair value of the note proceeds attributable to the warrants was determined using the Black Scholes method using the following assumptions: the three year life of the warrants, volatility factor of 74%, risk free rate of 6.5% and no expected dividend yield. The intrinsic value of the beneficial conversion option has been calculated as $470,700 which is being accreted over the term of the debt in accordance with EITF 00-27. As a result, interest expense of $41,903, discount on the convertible notes payable of $519,497 and a corresponding increase in additional paid-in capital of $561,400 have been recorded in the consolidated balance sheet and consolidated statements of loss and comprehensive loss and stockholders' equity.

     Convertible notes payable                                 $ 1,500,000
     Unamortized discount related to beneficial
        conversion option on and warrants granted
        in conjunction with the convertible notes payable         (519,497)
                                                               -----------
                                                               $   980,503
                                                               ===========

6.   Issuance of common shares:

     a) During the nine month period ended July 31, 2001, the Company issued the following common shares:

          i) 83,333 shares for notes receivable of $108,333 upon the exercise of employee stock options. The notes receivable do not bear interest, are due within 364 days and are secured by the common shares issued;
          ii) 43,000 shares as prepayment for leasehold improvements to be constructed for the Company; and
          iii) 135,682 shares upon conversion of 60 Series A convertible preferred shares and accrued unpaid dividends of $3,202.

     b) During the year ended October 31, 2000, the Company issued 40,000 shares for services to be received. The shares vest in increments of 10,000 shares of which 20,000 had vested prior to October 31, 2000 and the remaining 20,000 vested during the nine month period ended July 31, 2001.

     c) During the nine months ended July 31, 2001, pursuant to a resignation and settlement agreement with one of the former shareholders of Edge Continental Inc. ("Edge"), the Company cancelled 75,000 common shares that were originally issued to acquire Edge. The original value of the cancelled shares of $193,350, along with the cancellation of a note payable of $162,233, were recorded as a reduction of goodwill related to the acquisition with corresponding reductions of stockholders' equity and due to stockholders.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine month period ended July 31, 2001
(Unaudited)


7.   Stock options:

     The Company applies APB Opinion No. 25 and related interpretations in accounting for employee stock options whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value.

     During the nine month period ended July 31, 2001, the Company granted 204,333 common share options to employees with exercise prices fixed at 85% of the market value of the Company's common shares at the grant date. Accordingly, compensation cost of $95,318, representing the excess of the market price at the grant date over the exercise price of the options granted, has been included in the determination of the loss for the period.

8.   Contingencies:

     a) Pursuant to a technology licensing agreement, the Company is required to make periodic payments to an individual who is the Company's founder, major stockholder and former President. Technology license payments owing under the agreement amounted to approximately $360,000 at October 31, 2000 and $450,000 at July 31, 2001.

          During 1999, the Company launched a lawsuit against its former President for breach of his fiduciary duties. As part of its claims against its former President, the Company contends that its obligations under the agreement have been eliminated. Consequently, no accrual for technology license payments has been made as at October 31, 2000 and April 30, 2001.

          Subsequent to July 31, 2001, the Company reached a tentative non-cash settlement with Company's former President. The terms of the settlement have not yet been formalized.

     b) As disclosed in note 11(d) of its October 31, 2000 audited financial statements, the Company signed an agreement to purchase 730,000 cellular phones with an aggregate cost of $40,199,200 by October 31, 2001. In conjunction with the agreement, during the three months ended January 31, 2001, the Company received a non-refundable purchase rebate of $2,600,000. The rebate was being recognized as a reduction of cost of sales over the total purchase commitment of 730,000 phones. $634,767 of the rebate had been recognized to January 31, 2001. During the six months ended July 31, 2001, the Company elected to discontinue the agreement and accordingly the remaining non-refundable rebate has been recognized as a reduction to cost of sales for the period.

     c) On March 29, 2001, the Company signed a technology license agreement for the rights to certain technology owned by a third party. The Company is required to make royalty payments to the third party once sales of any products based on the technology commences. At July 31, 2001, the Company has advanced $275,000 as prepayment of the royalty payments which is included in prepaid expenses on the consolidated balance sheet. Subsequent to July 31, 2001, the Company advanced a further royalty prepayments of $60,000. The advances are secured by a demand promissory note. Pursuant to the agreement, the Company must make minimum royalty payments of $1,500,000 by July 31, 2002.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine month period ended July 31, 2001
(Unaudited)


9.   Subsequent events:

     a) Subsequent to July 31, 2001, the Company received $250,000 for convertible notes payable. The notes are due August 16, 2003, bear interest at 8% and are convertible into common stock of the Company at the lesser of:

          i)   $0.457; or
          ii) 80% of the average of the three lowest closing bid prices of the Company's common stock for the thirty days immediately prior to the conversion date.

          In conjunction with the notes, the Company also granted 100,000 common share purchase warrants. The warrants have an exercise price of $1.15 and expire on August 16, 2004.

     b) Subsequent to July 31, 2001, the Company issued the following common shares:

          i) 262,617 shares to settle amounts accrued in accounts payable and accrued liabilities at July 31, 2001 of $118,178;
          ii) 147,429 shares upon conversion of 50 Series A convertible preferred shares plus accrued unpaid dividends of $3,517;
          iii) 625,000 shares for cash of $216,875; and
          iv)  15,155 shares with a value of $6,570 for services.

10.  Prepaid expenses:

     During the quarter ended July 31, 2001, the Company sold inventory with a fair value of $1,400,000 in exchange for trade credits to be used for future advertising.

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

Overview

Globus Wireless, Ltd., with its wholly owned subsidiaries Celltech Research Inc., Globus Wireless Canada Ltd., Globus On-Line Inc., and Globus Wireless Korea Ltd. designs, engineers, manufacturers, and markets wireless device components, products and technologies. We deliver products that are relevant to market needs that address the health and safety issues for wireless devices. We have two primary objectives:

o To become a profitable design and development company of relevant, proprietary, patented wireless technologies that increase user safety and/or performance;

o To sell worldwide, renowned quality, high performance wireless products with Globus branded proprietary technology;

We maintain corporate offices as well as head offices for Globus Wireless Canada and our research center, Celltech Research, at 1955 Moss Court, Kelowna, British Columbia, Canada V1Y 9L3. Our registered office in the United State is Ste 220 - 1495 Ridgeview Reno, NV. We operate marketing, sales and distribution centers in Los Angeles, CA., and Markham, Ontario, Canada; and manufacturing and engineering offices in Seoul, Korea.

Our common shares currently are traded on the NASD Over-The-Counter market under the trading symbol "GBWL."

Our primary business focus is divided into two distinct segments, the wireless field of specific absorption rate research and solutions engineering, and wireless product distribution with emphasis on Globus proprietary product, specifically targeting larger volume sales to wireless equipment manufacturers and OEM's.

Specific Absorption Rate Compliance and Engineered Solutions Laboratory
-----------------------------------------------------------------------

Our wireless compliance-testing laboratory, operating as Celltech Research Inc., serves over 35 wireless equipment manufactures that regularly bring their new products to us for emissions testing and license submission. We help wireless equipment manufacturers satisfy their applicable government regulations, as well as their carrier client and consumer client performance requirements. The facility also serves as a testing agency and filing center for wireless equipment manufactures and their requirement to satisfy Federal Communication Commission and Industry Canada regulations for wireless communication devices.

Through proprietary and trade secret processes, we provide solutions to wireless equipment manufactures, to assist in their products achieving lower specific absorption rate measures and enhanced performance, in compliance with regulatory guidelines, for such wireless communications products such as wireless phones, laptops, personal digital assistants, family service radios, marine and two-way radios. Specific absorption rate (SAR) is the measurement of heat generated in human tissue by radio frequency radiation from wireless transmitting devices, such as cellular phones, wireless modems, cordless telephones, etc. Performance objectives include increased range, clarity, battery life, and fewer failed attempts and dropped calls.

In addition we design and engineer wireless devices components, products and technologies, delivering products that are relevant to market needs that address the health and safety issues for certain wireless devices.

Wireless Product Distribution
-----------------------------

We have in the past year grown and expanded our product distribution capabilities with the acquisitions of Edge Continental Inc., now Globus Wireless Canada Ltd, and PCI Marketing & Communications Inc, d/b/a. ShopWireless.Com, now Globus On-Line Inc., both Canadian subsidiary corporations and both distributing lower margin commodity-type wireless product. While we will continue to sell an array of wireless equipment, manufacturers handsets, and accessory product, we are strategically moving towards a greater emphasis on distribution of Globus proprietary product, specifically targeting higher margin, value-added, and differentiated sales opportunities.

Executive Management
--------------------

On June 4, 2001, Mr. Tom W. Pick, was appointed President, CEO and Director, coming to the Company from Motorola Inc. where he served as Director of Operations North American Carrier and Distributor Sales. Former President and CEO, Mr. Bernard Penner, continues to serve as Chairman as well as President of Globus Wireless Canada Ltd. and Globus On-Line Inc. Mr. Nicholas Wizinsky serves as Chief Financial and Operations Officer as well as Secretary, Treasurer and Director. On August 15, 2001, Mr. Gene Haley was named Director of U.S. Sales. Mr. Cary Tremblay, formally Senior Vice President Corporate Development, International & Carrier Sales resigned his position on August 31, 2001. Mr. Gord Walsh formally Senior Vice President Marketing & Sales, Wireless Devices has moved to the position of Business Unit Director for Globus Online Inc. effective September 1, 2001.

Comparative Results of Operations
---------------------------------

Three Months Ended July 31, 2001 Compared to The Three Months Ended July 31,
2000

Consolidated revenues for the three months ended July 31, 2001 increased to $2,231,911 as compared to nominal revenue of $29,157 for the same period in 2000. The increase in revenues is the result of expanded wireless products distribution in the US and Canada, resulting in a $2,037,895 increase in revenue versus the same period in fiscal 2000, and continued growing demand for Celltech's testing, compliance filing and SAR related services contributing an additional $164,859 versus the same period in fiscal 2000.

Gross margins for the three months ended July 31, 2001 were $407,471 or 18.3 % of revenue, an increase from nominal gross margin earnings of $23,473 or 80.5% for the same period in 2000. The increase in monetary gross margins is directly attributable to revenue volumes associated with wireless accessory sales, however the decline in gross margin as a percentage of revenue is the result of a change in the Company's revenue generating product mix with significantly greater emphasis on higher volume, lower margin wireless accessory products generating gross margin of 10.9% as compared to significantly higher margin compliance and SAR generated revenues.

Gross margins for the three-month period ending July 31, 2001 were 407,471 or 18.3% of revenue compared to gross margins for the three-month period ending April 30, 2001 of $776,783 or 13.9% of revenue. The improvement in gross margin return is the direct result of the third quarter reflecting higher margin accessory sales, in addition to high margin engineering revenue having a significantly increased proportion to the third quarter revenue base as compared to the second quarter. The Company continued with its strategic shift in business pursuits during the third quarter of fiscal 2001, moving away from low margin commodity type product offerings, and towards higher margin differentiated product and service sales opportunities. The second quarter results reflect the impact of low margin handset sales not appearing in the third quarter results. In addition, inventory obsolescence provision of $1,050,000 was recorded in the second quarter having a negative impact on gross margins not reflected in the third quarter.

Amortization relates directly to amortization of Goodwill associated with the acquisitions of Edge Continental Inc. and PCI Marketing and Communications Inc.

General and administrative costs for the three months ended July 31, 2001 increased to $735,232 or 32.9% of revenues as compared to $373,273 for the same period in 2000 representing a 97% increase. Increases in selling, general and administrative costs are attributed to expanded operations of Globus Wireless Canada Ltd., Globus Online Inc dba Shopwireless, and newly initiated manufacturing operations in Seoul, Korea. Distribution operations collectively accounted for increased general and administrative costs of $73,230, operations of Globus Wireless Korea Ltd account for $28,107. Additions to corporate related staffing, extensive legal and accounting related to general financing activities and general business operations, and investor relations accounted for increased costs of $260,622 versus the same period in fiscal 2000.

Interest charges for the three-month period ending July 31, 2001 represents interest costs associated with debt bearing interest and non-cash interest associated with beneficial conversion features of notes payable. Interest expense associated with interest bearing debt is $91,196. Non-cash interest expense associated with beneficial conversion of notes payable is $41,903.

The Company recorded a loss of $574,554 or $(0.03) per share for the three months ended July 31, 2001 as compared to a loss of $434,583 or $(0.04) per share loss recorded over the same period in 2000. The $139,971 increase in losses is the result of increased revenue volumes translating into gross margin improvements of $383,998, and minor cost reductions in non-operating costs of $39,447. This improvement has been offset by cost increases in general and administrative costs of $362,959, amortization of $68,358, and interest charges of $133,099.

Nine Months Ended July 31, 2001 Compared to The Nine Months Ended July 31, 2000

Consolidated revenues for the nine months ended July 31, 2001 increased to $19,053,840 as compared to nominal revenue of $79,432 for the same period in 2000. The increase in revenues is the result of expanded wireless products distribution in the US and Canada, resulting in a $18,573,762 increase, and continued growing demand for Celltech's testing, compliance filing and SAR related services contributing an additional $400,646 over the nine month period ending July 31, 2001.

Gross margins for the nine months ended July 31, 2001 were $2,360,161 or 12.4% of revenue, an increase from nominal gross margin earnings of $67,776 or 85.3% for the same period in 2000. The dollar increase in gross margins is directly attributable to revenue volumes associated with handset and wireless accessory sales. The decline in gross margin as a percentage of revenue is the result of a change in the revenue generating product mix. Ending with the nine month period ended July 31, 2001 the distribution focus had been on higher volume, lower margin wireless handset products generating gross margins of 10.2% over the nine month period.

Amortization of $335,537 relates directly to amortization of Goodwill associated with the acquisitions of Edge Continental Inc. and PCI Marketing and Communications Inc.

General and administrative costs for the nine months ended July 31, 2001 increased to $2,927,827 or 15.4% of revenues as compared to $916,426 for the same period in 2000 representing a 207.9% increase. Increases in general and administrative costs are attributed to additions in distribution operations and to increases experienced in investor relations and corporate administration and marketing. Distribution operations collectively accounted for increased general and administrative costs of $1,253,899, Korean manufacturing operations accounted for $28,107 and additions to corporate staffing, legal, accounting and administration relative to financing, acquisitions, and general business, and investor relations accounted for increased costs of $729,395.

Interest charges for the nine-month period ending July 31, 2001 represents interest costs associated with debt bearing interest and non-cash interest associated beneficial conversion of notes payable, fair value of warrants, and deemed debt discount. Interest expense associated with interest bearing debt is $302,867. Non-cash interest expense associated with beneficial conversion features of notes payable and bridge financing and the fair value of warrants aggregated $257,803.

The Company recorded a loss of $1,539,202 or $(0.09) per share for the nine months ended July 31, 2001 as compared to a loss of $1,053,924 or $(0.09) per share over the same period in 2000. Increased revenue resulting in gross margin improvements of $2,292,385 coupled with minor cost reductions in non-operating costs of $78,803, have been offset by cost increases in general and administrative costs of $2,011,401, amortization of $284,395, and interest charges of $560,670.

Accounts receivable. Accounts receivable at July 31, 2001 is $521,917, a decrease of $4,351,960 from $4,873,877 recorded at fiscal year end October 31, 2000. The decrease is due to collection of $3,847,000 post year end fiscal 2000, on a now exited a handsets distribution agreement, aggressive collection policies resulting in a further contraction of $424,922, and provisions for doubtful accounts of $80,038.

Prepaid expenses. Prepaid expenses at July 31, 2001 are $1,895,978 as compared to $18,576 at fiscal year end October 31, 2000. The large increase is attributable to trade credits associated with the sale of wireless accessory inventory amounting $1,400,000, prepaid royalties of $275,000 associated with a technology licensing agreement, prepaid rents and deposits relating to start-up of Korean operations, and advance payments on laboratory equipment at Celltech Research Inc., and advances on operations of $129,402.

Fixed assets. Fixed assets were $554,524, net of accumulated amortization, at July 31, 2001 as compared to $428,738 at fiscal year end October 31, 2000, net of accumulated amortization. The 29.3% increase is attributable to laboratory research equipment at Celltech Research Inc., and start-up fixed assets acquisitions at Globus Wireless Korea Ltd.

Deferred Financing Costs. Deferred financing costs of are associated financing activities of the Company with respect to certain financial instruments entered into by the company. Deferred financing costs of $240,500 will be realized over the earlier of the term of the financial instrument and the conversion the financial instrument to common shares of the Company.

Accounts payable and accrued liabilities. Accounts payable and accrued liabilities decreased $3,391,126, or 80.5% to $823,408 at July 31, 2001 from $4,214,534 at fiscal year end October 31, 2000. The decrease in Accounts payable and accrued liabilities is largely attributable to the settlement of outstanding balances related to the handset agreement resulting in a decrease of $3,404,268. The balance is attributable to completion of integration projects of Globus Wireless Canada Ltd and Globus Online Inc. specifically targeting efficiencies in accounting and administration, and normal working capital fluctuations.

Notes payable. Notes payable at July 31, 2001 were $475,000 and were issued to secure funding for working capital purposes and to extinguish earlier issued bridge loans of previously acquired Edge Continental Inc. The Company extinguished $325,000 of notes payable during the third quarter of fiscal 2001.

Liquidity & Capital Resources

For the nine months ended July 31, 2001, the Company incurred financing costs related to retirement of acquisition related debt in the amount of $271,250, and issued common shares net of issue costs of $153,453. The Company incurred investing activity costs related to purchase of assets including fixed and capital assets of $229,940 patent and trademark costs of $3,554, and fixed tangible assets costs of $58,978.

For the nine months ended July 31, 2001, the Company received proceeds from financing of $3,300,000 comprised of bridge financing of $1,000,000, issuance of notes payable of $800,000, and proceeds from issuance of convertible notes payable of $1,500,000. During the nine-month period ending July 31, 2001, the Company repaid loans payable of $780,375 including accrued interest, amounts due to stockholders of $408,018, and notes payable of $325,000. Net cash for operation as provided by these financings amounted to $1,361,904.

Series A convertible preferred share dividends in the amount of $103,016 have been declared to July 31, 2001. The Company has paid $3,201 of such dividends as a result of conversion of 60 preferred shares to common trading stock during the quarter. No dividends on the Company's common trading shares have been declared since our inception nor does the Company anticipate that such dividends will be declared in the ensuing fiscal year.

Commitments & Contingencies

Pursuant to a Share Purchase Agreement between the Company and Mr. Abuharoon and Mr. Aquino made in the 4th quarter of fiscal 2000, the Company was scheduled to make a third cash payment on March 31, 2001, and a final payment on June 30, 2001. In the second quarter of fiscal 2001 both principals terminated their employment. Mr. Abuharoon settled with the Company by returning 75,000 of the 150,000 shares issued to him for the purchase, and has agreed to relinquishing the balance of monies owing including the final two cash payments. Mr. Aquino has not yet reached a settlement with the Company.

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

On December 31, 2000, PCI Marketing & Communications Inc. was acquired by the Company and now operates as Globus On-Line Inc., d/b/a ShopWireless.Com. Subsequent to the end of the third quarter certain former PCI Marketing and Communications Inc. shareholders have given notice to exercise their right to exchange their Class A shares of Online for common share of Globus. Management believes such notice was issued as a result of dispute with the shareholders. The Company has referred the matter to legal counsel.

On March 29, 2001, the Company signed a technology license agreement for the rights to certain technology owned by a third party. The Company is required to make royalty payments to the third party once sales of any products based on the technology commences. At July 31, 2001, the Company has advanced $275,000 as prepayment of the royalty payments which is included in prepaid expenses on the consolidated balance sheet. Subsequent to July 31, 2001, the Company advanced further royalty prepayments of $60,000. The advances are secured by a demand promissory note. The Company has a minimum commitment under this agreement of $1,500,000 due and payable at the end of the initial 16-month term of the agreement.

Plan of Operation

In fiscal 2001 the Company has initiated the following actions and strategies with regards to the on-going advancement of business opportunities through to the current quarter:

o In November 2000, the Company announced the acquisition of Edge Continental Inc., a wireless products distribution company, for a combination of shares and cash totaling $1.55 million. In December 2000 its operations in Markham, Ontario were amalgamated into Globus Wireless Canada Ltd. In the 2nd quarter of fiscal 2001, the former principals of Edge Continental terminated their employment with the Company. Business at Markham was remodeled and continues under new leadership.

o Effective December 1, 2000 the Company commenced setup of a new Procurement & Distribution Center in California.

o On December 31, 2000, PCI Marketing & Communications Inc. was acquired by the Company and now operates as Globus On-Line Inc., d/b/a
     ShopWireless.Com.

o In January 2001, an SAR engineering services agreement was entered in to with Deltacom Co. Ltd. of Korea. The Company does not believe that Deltacom Co. Ltd. will complete this contract. As a result of such concerns the Company has only recorded non-refundable deposits in its revenues.

o In April 2001, the Company secured a worldwide exclusive technology licensing agreement with Cadco Ltd., of Hamilton, Ontario, concerning certain products and technologies ready for the wireless market. The first product under the agreement is a portable in-vehicle speakerphone and the initial market launch was in June 2001. Large scale manufacturing of the product will commence in October by the Company's wholly owned subsidiary Globus Wireless Korea Ltd.

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

o On June 4, 2001, Mr. Tom. W. Pick was appointed President & CEO, and member of the board of directors. Mr. Pick has in excess of 20 years experience in the wireless industry, most recently as Director, North American Carrier & Distributor Operations for Motorola Inc.

o On July 30, 2001, the Company announced the appointment of Chicago-based public relations firm Martin E. Janis & Company, Inc. to carry out a full-scale publicity and financial investor relations program for the Company, replacing previously appointed Hayden Communications Inc., North Myrtle Beach, South Carolina, and Market Pathways Financial Relations, Los Angeles, California.

o On August 15, 2001, Mr. Gene Haley was appointed Director of U.S. Sales, responsible for sales revenue creation, account management, and business development for the United States. On August 31, 2001, Mr. Cary Tremblay, formally Senior Vice President Corporate Development, International & Carrier Sales resigned his position. On September 1, 2001, Mr. Gord Walsh, formally Senior Vice President Marketing & Sales, Wireless Devices moved to the position of Business Unit Director for Globus Online Inc.

The Company is committed to expanding it's design and engineering solution services, advancing research on technologies in both the RF and audio spectrum of wireless communication devices. A primary objective of our research and development division, Celltech Research Inc., is to assist wireless equipment manufacturers with their product compliance to Federal Communications Commission guidelines for specific absorption rate and effective radiated power emissions, simultaneously providing real-world performance enhancing solutions as demanded from the marketplace.

Expertise in providing SAR engineered solutions for wireless phone manufacturers and identifying new solutions, processes and products to address the issues of SAR and product performance remain the strategic priority for the Company.

During the quarter the Company has refocused its product distribution business. While we will continue to distribute and sell an array of wireless equipment, manufacturers handsets and accessory product, we are moving towards a greater emphasis on distribution of Globus proprietary product and specifically targeting value-added, differentiated sales opportunities.

Presently, we distribute wireless equipment and aftermarket accessories directly to a network of Canadian dealers and select US distributors and carriers. We currently hold exclusive distribution rights for certain aftermarket wireless products. This distribution network allows us to introduce the portable in-vehicle speakerphone and other proprietary products to the market quickly. Having a distribution capability is an important means for us to readily identify the needs of dealers and consumers, especially for the development of new technologies and their respective niche market opportunities.

We own and operate Globus On-Line Inc., d/b/a ShopWireless.com, a business to consumer e-commerce Company with US, Canadian and United Kingdom URLs. Although e-tail businesses in general have had major declines in business, we remain committed in the long term to the business and distribution channel provided by ShopWireless. Plans have been initiated to re-engineer and re-focus the business, maximizing cost efficiencies through direct cost reductions and cost avoidance programs, improve on current product margins and see Globus core products, such as the portable in-vehicle speakerphone, moved through this channel. Additionally, we are now seeking strategic partners for this business unit, targeting regional and national businesses currently without an e-commerce operation.

We will continue to explore new market, product and technology opportunities in the industry, leverage established relationships and build relationships in our various distribution channels.

The Company is in the process of securing additional capital to meet ongoing requirements and its stated objectives throughout the fiscal year ending October 31, 2001. The Company will look to secure new investment banking before the end of fiscal 2001, subject to general market conditions and reaching an agreement for such services that is favorable. Based on current market conditions, and success in raising private financing in the past, the Company expects to complete financings as required for growth and operations. Any significant capital expenses or increases in operating costs will be dependent upon the ability to raise additional capital, debt financing or generate revenue from sales of our products or services. The Company has secured $250,000 of additional funding subsequent to July 31, 2001. Management is of the view sufficient capital resources will be available to maintain operations.

Historically the Company has not generated sufficient revenue from sales of its products or services to sustain operations. The sales cycle to OEMs of a proprietary SAR solution process has been lengthy and is just recently generating interest from the industry. Additional OEMs are expected to utilize the Company's expertise in SAR research in fiscal 2001. Furthermore, the Wireless Devices Product Group only recently saw its sales grow in the 4th quarter of fiscal 2000. This growth trend in wireless devices distribution revenues continued in the 1st quarter fiscal 2001, however declining margins and sales were experienced in the 2nd quarter. Forecasted revenues generated by product distribution have been lowered for the last two quarters of fiscal 2001 as the Company moved to focus more on higher margin proprietary product, especially with the market launch of our proprietary hands-free speaker phone product in the 3rd quarter of fiscal 2001. Subject to market conditions, the Company is projecting to self-finance some of the expansion plans and will continue to examine product offerings to improve margins.

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


Date:  September 14, 2001                        By: /s/ Tom W. Pick
                                                 -------------------
                                                 Tom W. Pick, President

Date:  September 14, 2001                        By: /s/ Nick Wizinsky
                                                 ---------------------
                                                 Nick Wizinsky,
                                                 Chief Financial Officer