Form 10QSB/A
period 2001-07-31
GLOBUS WIRELESS LTD
filed 2001-09-20
CIK 939402

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

Accounts receivable at July 31, 2001 is $521,917, a decrease of $4,351,960 from $4,873,877 recorded at fiscal year end October 31, 2000. The decrease is due to collection of $3,847,000 fiscal 2000 receivable, the discontinuation of a handsets distribution agreement, aggressive collection policies resulting in a further contraction of $424,922, and provisions for doubtful accounts of $80,038.

Prepaid expenses at July 31, 2001 are $1,895,978 as compared to $18,576 at fiscal year end October 31, 2000. The large increase is attributable to trade credits received in exchange for wireless accessory inventory amounting to $1,400,000, prepaid royalties of $275,000 associated with a technology licensing agreement, prepaid rents and deposits relating to start-up of Korean operations, and advance payments on laboratory equipment at Celltech Research Inc., and advances on operations of $129,402.

Fixed assets were $554,524, net of accumulated amortization, at July 31, 2001 as compared to $428,738 at fiscal year end October 31, 2000, net of accumulated amortization. The 29.3% increase is attributable to laboratory equipment purchases at Celltech Research Inc., and start-up fixed assets acquisitions at Globus Wireless Korea Ltd.

Deferred financing costs of are associated financing activities of the Company with respect to the convertible notes payable. Deferred financing costs of $240,500 will be realized over the earlier of the term of the financial instrument and the conversion the financial instrument to common shares of the Company.

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

Liquidity & Capital Resources

For the nine months ended July 31, 2001, the Company incurred financing costs related to retirement of acquisition related debt in the amount of $271,250, and incurred share issue costs of $153,453. The Company incurred investing activity costs related to purchase of assets including fixed and capital assets of $229,940 patent and trademark costs of $3,554, and fixed tangible assets costs of $58,978.

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

Series A convertible preferred share dividends in the amount of $103,016 have been declared to July 31, 2001. The Company has paid $3,201 of such dividends as a result of conversion of 60 preferred shares to common trading stock during the quarter. No dividends on the Company's common shares have been declared since our inception nor does the Company anticipate that such dividends will be declared in the ensuing fiscal year.

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

The Company is in the process of securing additional capital to meet ongoing requirements and its stated objectives throughout the fiscal year ending October 31, 2001. The Company will look to secure new investment banking before the end of fiscal 2001, subject to general market conditions and reaching an agreement for such services that is favorable. Based on current market conditions, and success in raising private financing in the past, the Company expects to complete financings as required for growth and operations. Any significant capital expenses or increases in operating costs will be dependent upon the ability to raise additional capital, debt financing or generate revenue from sales of our products or services. The Company has secured $250,000 of additional funding subsequent to July 31, 2001. Management is of the view sufficient capital resources will be available to maintain operations for the next twelve months.

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


Date:  September 19, 2001                        By: /s/ Tom W. Pick
                                                 -------------------
                                                 Tom W. Pick, President


Date:  September 19, 2001                        By: /s/ Nick Wizinsky
                                                 ---------------------
                                                 Nick Wizinsky,
                                                 Chief Financial Officer