Form 10KSB/A
period 2000-10-31
GLOBUS WIRELESS LTD
filed 2001-09-25
CIK 939402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-KSB/A

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

                                               Name of Each Exchange
     Title of Each Class                        on Which Registered
             None
------------------------------     ---------------------------------------------


------------------------------     ---------------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

     Indicate by check mark if no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

     The issuer's revenues for its most recent fiscal year. $6,296,301.

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

ITEM 1. DESCRIPTION OF BUSINESS.

                                    BUSINESS

Overview

     Globus Wireless, Ltd., with its wholly-owned subsidiaries Celltech Research Inc., Globus Wireless Canada Ltd., and Globus On-Line Inc., designs, engineers, and markets wireless devices components, products and technologies. We deliver products that are relevant to market needs that address the health and safety issues for wireless devices. We have two primary objectives:

     o To become a profitable design and development company of relevant, proprietary, patented wireless technologies that increase user safety and/or performance;

     o To sell worldwide, renowned quality, high performance wireless products with Globus branded proprietary technology;

     Our primary business focus is divided into two distinct segments, the wireless field of specific absorption rate research and solutions engineering, and wireless product distribution with emphasis on Globus proprietary product, specifically targeting larger volume sales to wireless equipment manufacturers and carriers.

     We maintain corporate offices as well as head offices for Globus Wireless Canada and our research center, Celltech Research, at 1955 Moss Court, Kelowna, British Columbia, Canada V1Y 9L3. Our registered offices in the United State are Ste 220 - 1495 Ridgeview Reno, NV. We operate marketing, sales and distribution centers in Los Angeles, CA., Markham, Ontario, Canada; and Seoul, Korea.

     Our common shares currently are traded on the NASD Over-The-Counter market under the trading symbol "GBWL."

     Our subsidiaries and the percentage of voting shares that we beneficially own are as follows:

Name of Subsidiary (Jurisdiction)                            Ownership
---------------------------------                            ---------
Celltech Research, British Columbia                            100%
Globus Wireless Canada, Ltd., Federal                          100%
Globus Online Inc., Alberta                                    100%
Globus Wireless Korea Ltd.                                     100%

History

     We were incorporated on June 10, 1987, pursuant to the laws of the State of Nevada under the name Daytona-Pacific Corporation. On October 18, 1994, we acquired all of the assets of Globus Cellular & User Protection Ltd. (Canada), a corporation formed in the Province of British Columbia, Canada, on July 28, 1993. With this acquisition of wireless technology, we then changed our name to Globus Cellular & User Protection Ltd. In August 1997, we changed our name to Globus Cellular, Ltd. On December 9, 1999, we changed our name to Globus Wireless, Ltd., the name being more indicative of our expertise, technologies and new product lines.

     From 1995 to 1999, we were a development stage company. Research prototype antennae were continually designed and tested by researchers at Globus as they pursued advancements in near field radiation reduction and far field performance enhancement. An extensive patent program commenced. Research efforts were to be bolstered when on August 16, 1996, the United States Federal Communications Commission came out with new stringent guidelines for the cellular industry manufacturers of phone devises requiring that these products not exceed radiation exposure levels to users. These guidelines force manufacturers into compliance by either tuning down the output of the phones or redesigning the antennas to reduce exposure to users.

     In June 1999, we had a change in our management following the resignation of the President and CEO. Our board of directors subsequently appointed a new executive group to manage Globus. Past Vice President, 1994-97, Mr. Bernard Penner, was appointed President, CEO and Chairman, past General Manager, Mr. Nick Wizinsky, was appointed Chief Operations Officer and Secretary Treasurer, and later was named Chief Financial Officer, and Mr. Cary Tremblay was appointed Vice President--Marketing & Sales, moving to Senior Vice President Corporate Development, International & Carrier Sales in September 2000. Mr. Tremblay resigned his position on August 31, 2001. The decision was made by the board of directors to move Globus forward from being a development company to an operational concern with proven product, manufacturing capabilities, marketing and sales revenue and profitability. In April 2000, Mr. Gord Walsh joined the executive group and serves as Senior Vice President Marketing & Sales, Wireless Devices Dealer Distribution. Mr. Walsh has since moved to the position of Business Unit Director, Globus Online Inc.

     In June of 2001, Mr. Tom W. Pick, former Director of Operations for Motorola Inc., joined us as President, CEO and Director. Our former President and CEO, Bernard Penner, continues to serve us as Chairman and President of Globus Wireless Canada Ltd. and Globus On-Line Inc.

     Our research operation is headed by physicist, Mr. Shawn McMillan, recognized and respected industry-wide in the field of specific absorption rate research.. Mr. McMillan is a member of the FCC IEEE subcommittee responsible for establishing industry regulations for Radio Frequency or RF radiation of wireless communication devices.

Principal Products and Services

     Specific Absorption Rate Compliance and Engineering Laboratory services

     The primary objective of our research and development division, Celltech Research Inc., is to assist wireless equipment manufacturers with their product compliance to Federal Communications Commission guidelines for specific absorption rate and effective radiated power emissions, simultaneously providing real-world performance enhancing solutions as demanded from the marketplace.

     In addition to providing third party testing and engineered specific absorption rate solutions, Celltech provides Globus with on-going research and development in the pursuit of specific absorption rate related initiatives for both aftermarket and wireless equipment manufacturers.

     Celltech competes with a very limited number of like qualified testing-only driven labs around the world, based primarily in North America and Europe, including PC Test, and Apprel, as well as other US-based firms such as Rhientech and Washington Labs.

     Wireless Product Distribution

     Our recently revamped international product distribution engine, including contributions from the acquisitions of Edge Continental and PCI Marketing, has provided us with the means to move products, wireless equipment manufacturers, aftermarket or our design, both ways through the distribution channel. While we will continue to sell an array of wireless equipment, manufacturers handsets, and accessory product, we are strategically moving towards a greater emphasis on distribution of Globus proprietary product, specifically targeting higher margin, value-added, and differentiated sales opportunities.

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

     Primary distribution of Globus proprietary products will occur through established, large-scale distributors, carriers and wireless equipment manufacturers. Defined territory international distribution agreements and strategic joint ventures will be considered and promoted on the basis of receiving advanced licensing fees. We are currently negotiating for distribution rights to the hands-free, in-vehicle speakerphone in Japan and Europe.

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

     We will continue to explore new market, product and technology opportunities in the industry, leverage established relationships and build new relationships in our various distribution channels.

Research & Development

     Design and engineering of specific absorption rate related technologies have been the primary focus of our research and development efforts. Research efforts have been further defined to focus on resolving emissions and design issues to enable clients to get their products to market as quickly as possible. For the year ended October 31, 1999, we expensed approximately $70,745 in research & development. For the year ended October 31, 2000, we have expensed $103,487 in research and development.

Competition

     Specific Absorption Rate Compliance and Engineering Laboratory services

     We are not aware of any direct competition for our core specific absorption rate solution processes that focus on low radiation and high performance factors in a wireless equipment manufacturers handset, or other RF-emitting devices. There are several firms in the marketplace providing a variety of antenna technologies, such as Centurion in Nebraska, Ace Antenna in Korea and Algon in Sweden; however, we have established an expertise in antenna design and shielding research, particularly in the areas of low radiation and high performance, through our wholly-owned subsidiary Celltech Research. There are other testing labs, including PC Test in Maryland, and Apprel Labs in Ottawa, Ontario, operating for the sole purpose of generating testing only revenues; however, to our knowledge there is no other testing center like Celltech were testing, solutions and compliance filing can all be provided to the wireless equipment manufacturers. Most of the wireless equipment manufacturers do have some type of internal testing lab organization, but with the exception of a few larger wireless equipment manufacturers such as Nokia, Motorola, Ericsson and Samsung, most contract out testing of the product to FCC and/or Industry Canada regulations, or other regulatory bodies in other parts of the world.

     With supporting efforts and facilities at Celltech, we will continue filing for patent protection of new antennae designs should we deem such action to be in our best interests. Our policy is to seek patent protection in the major industrial markets firstly, and to then seek protection in emerging markets where wireless networks are or will be surpassing growth of traditional land-based communication networks. With respect to our proprietary specific absorption rate solutions processes, we have instead elected to protect these and our how-to knowledge under an internal trade-secret policy. Wireless equipment manufacturers' clients are provided only with an end-solution and do not participate in research efforts to resolve specific absorption rate and performance issues on their particular handset or other device. Key employees and senior management knowledgeable in the trade secret processes utilized are under non-competition non-disclosure agreements and full disclosure is limited to senior-most persons in the organization.Celltech's advantage comes in providing a "total solution", from testing, problem solving and engineering, design and if required contract manufacture of components. Additionally, Celltech testing and solution services are focused on requirements for RF emitting devices and the company has the latest in testing apparatus, equipment and facilities, facilitated by GM Shawn McMillen's position on the FCC subcommittee for SAR.

     Wireless Product Distribution

     There are a host of wireless equipment manufacturer, aftermarket and e-commerce competitors to the product line in these and other world markets. Each of our products, with the exception of the recently launched hands-free, in-vehicle speakerphone, has a proven track record in North American, European or Asian marketplaces. Competition with similar products, if any, would be on the basis of price, performance, quality of the products and delivery time to the client. It is the latter factor, the ability to fulfill quickly, that has become of increasing importance in the highly competitive wireless industry market and we are confident, with distribution centers in Los Angeles, Markham Ontario, Seoul Korea and Kelowna, B.C., it can satisfy market demands to deliver quality product on time. As well, products, such as the hands-free, in-vehicle speakerphone, provide an exclusive technology leadership position.

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

     Proprietary products will become the focus of our sales and distribution efforts, allowing it to further differentiate the Globus brand in the marketplace. The Company is moving away from distribution sales of product lines with large numbers of competitors, competing primarily on the basis of price and supply time, resulting in low and declining margins. The Company recently opted out of a handset distribution agreement for these reasons and is now distributing handsets on an opportunistic, limited numbers, set margin target basis.

Manufacturing

     Globus maintains a facility in Seoul, Korea, primarily for the purpose of supervising quality and coordinating contract manufacturing for exclusively distributed Globus products. In addition to controlling contract manufacturing, Globus Korea is responsible for distribution of Globus products in the local Korean market.

     Through an exclusive worldwide technology licensing agreement with Cadco Ltd., Globus will introduce the first portable speakerphone for cellular telephone communication in a vehicle using true digital signal processing. We have filed for trademark protection of the name hands-free, in-vehicle speakerphone for this product.

     The first such product being manufactured in Korea is the hands-free, in-vehicle speakerphone. The manufacturing processes were tested and proven initially in Canada by Cadco and then transferred to Globus personnel in Korea, who were able to reduce the cost of manufacturing by a factor of over 50%. Globus Korea consists of several key individuals with extensive industry and manufacturing experience, and local and Asian networks.

Employees

     We currently have 36 full-time employees in the operations, marketing, sales and research areas of the business. None of our employees in any division or subsidiary are covered by a collective bargaining agreement, and we believe that our relations with employees are good. To date, employee turnover has been nominal, and we have historically been able to attract qualified and experienced personnel.

Government Regulations

     According to federal environmental regulators, US and Canada, our specific absorption rate solutions technologies and processes, are considered passive devices and, as such, fall outside the scope of Radiation Emitting Devices Regulations. At present there are no federal environmental regulations to which our products are subject. Currently, the US government, through the FCC, has set guidelines for antenna radiation emission levels, measured in conjunction with the operation of a wireless phone. Our specific absorption rate solutions are designed to assist wireless phone wireless equipment manufacturers whose product must satisfy these guidelines. There is no assurance, however, that specific regulations on Globus product will not be implemented in the future, by FCC or other government agencies.

     Various products in the Wireless Devices Product Group, as provided by wireless equipment manufacturers, are tested and in compliance with their respective standards in the applicable jurisdiction, including FCC, IC, UL and CSA standards. Otherwise it is our policy not to distribute non-standard or non-complying product.

Liability Insurance; Indemnification

     We have comprehensive and global insurance policies providing for general liability, fire, and other loss types, as well to protect against liabilities arising out of the negligence of our officers and directors and/or deficiencies in any of our business operations. We presently pay $125,000 annually for our business insurances coverage. There is no assurance, however that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or resulting losses that may arise in our business operations or with loss of products. Any such liability that might arise could be substantial and may exceed the assets of Globus. Our articles of incorporation and by-laws provide for indemnification of our officers and directors to the fullest extent permitted under Nevada law. However, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons, it is the opinion of the Securities Exchange Commission such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Legal Proceedings

In December 1999, we filed a statement of claim in the British Columbia Supreme Court, against Paul Bickert, our former president and director, including allegations that he breached fiduciary duties as a director and officer, and requests for confirmation of our ownership of the patented technology and for unspecified damages against Mr. Bickert. A trial date has been set for April of 2002. We believe that our Statement of Claim has merit.

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

Results of Operations

Fiscal Year Ending October 31, 2000 Compared to Fiscal Year Ending October 31, 1999

     Consolidated Revenues. Revenues for the period ending October 31, 2000 were $6,296,301. We did not record sales revenues during fiscal 1999. The increase in revenues reflects wireless handset and accessory sales of $6,107,253 and engineering revenues of $189,048.

     Gross Margins. Wireless handset and accessory gross marginswere$943,320 or 14.9% of revenue. Engineering gross margins were $189,048 or 100% of revenue. Costs associated with generation of engineering revenue are recorded in Selling, General, and Administrative costs. We did not record gross margin earnings in fiscal 1999.

     Selling, general, and administrative. Selling, general, and administrative costs for the year ending October 31, 2000 were $1,943,321 or 30. 9% of revenue. This compares with selling, general, and administrative for the year ended October 31, 1999 of $746,071. The increase in selling, general, and administrative costs is attributable to operations in the US $21,475, integration of Eastern Canada distribution operations contributing additional costs of $221,514, and additional senior management, legal and regulatory fees, and head office operations contributing additional cost of $954,151.

     Loss per share. In the year ending October 31, 2000, we recorded a loss of $1,205,613 or $(0.10) per share. This compares to a $868,596 or $(0.10) per share loss recorded in the year ending October 31, 1999. The increased loss in fiscal 2000 is attributable to increased costs of amortization of $83,183, selling, general and administrative of $1,197,140, interest costs of $167,300, and Research and Development of $32,742. This is partially offset by positive variances resulting from increased sales volumes of wireless handsets and accessories translating into gross margin of $943,320, and engineering revenue of 189,048 and non-operating costs of $10,980

     Accounts receivable. Accounts receivable at October 31, 2000 were $4,873,877 or 77.4% of revenue, an increase of $4,838,680 from $35,197 recorded at the year ending October 31, 1999. This increase is attributable to wireless handset and accessory sales contributing $3,846,845, and the impact of newly acquired Markham, Ontario operations contributing $782,981. The balance is attributable to US based wireless handset and accessory sales.

     Inventory. Inventory at October 31, 2000 was $1,143,891. There were no recorded inventories at October 31, 1999. The increase in inventory is attributable the growth of the wireless products distribution business contributing $221,326, and the acquisition of Markham, Ontario operations contributing $922,565.

     Short-term investments. Short-term investments reflects investments in a perspective acquisition of PCI, d/b/a Shop Wireless Ltd. Conclusion of this investment is expected to take place before the end of the first quarter of fiscal 2001.

     Fixed assets. Fixed assets increased $138,387, from $290,351 (net of accumulated amortization) at October 31, 1999 to $428,738 at October 31, 2000 (net of accumulated amortization). The increase is attributable primarily to the purchase of laboratory equipment for Celltech Research Inc and assets acquired in the purchase of Edge Continental Inc.

     Amortization. Amortization costs for the year ended October 31, 2000 were $132,316 compared with $49,133 for the year ended October 31, 1999.

     Accounts payable and accrued liabilities. Accounts payable and accrued liabilities increased $4,073,308, to $4,214,534 as at October 31, 2000. This increase is attributable to purchases of wireless products for distribution operations contributing $3,561,602, and acquisition of Markham, Ontario operations contributing $511,706 .

     Short-term. Short-term debt increased $498,879 from $1,121 at October 31, 1999 to $500,000 at October 31, 2000. The increase is attributable to private placement loan proceeds of $500,000.

     Notes payable. Notes payable at October 31, 2000 were $780,375 and reflect the outstanding debt due to lenders of Edge Continental Inc. There were no outstanding note loans as of fiscal 1999.

Plan of Operation

Plan of Operation

     In fiscal 2001, we initiated the following actions and strategies with regards to the on going advancement of business opportunities through to the current quarter.

     In November 2000, we announced the acquisition of Edge Continental Inc., a wireless products distribution company, for a combination of shares and cash totaling $1.55 million. In December 2000 its operations in Markham, Ontario were amalgamated into Globus Wireless Canada Ltd. In the 2nd quarter of fiscal 2001, the former principals of Edge Continental terminated their employment with us. Settlement with one principal is completed and involved the return of 75,000 of the 150,000 previously issued shares and forfeiture of the balance of $166,667 owing under the acquisition. Settlement with the other principal is still outstanding. Business at Markham has been reengineered.. New sales management have been retained, the integration program is now expected to be completed in our 3rd quarter of fiscal year 2001. In addition to savings of $25,000 per month from staff changes, operations have been downsized and divisional costs reduced by 25%, inclusive of salaries, benefits, and variable costs associated thereto. The operations provided 7 % of revenues in the second quarter.

     In December 1, 2000, we commenced setup of a new US based Marketing, Procurement & Distribution Center in California, to serve as the primary US sales and distribution center, opening in February 2001. We have a lease commitment on the facility thru to April 30, 2002, at $19,744 per month.

     We acquired PCI Marketing & Communications Inc., which now operates as Globus On-Line Inc., d/b/a Shop Wireless.Com. This business unit is operated as a stand-alone entity, while sharing resources with Globus Wireless Canada Ltd. We provide both growth funding, up to $486,300 thru to April 30, 2002, as well as certain proprietary products that provide Shop Wireless.Com with greater margins than in our other volume-driven distribution channels. Shop Wireless provided 5% of our total revenues for the quarter ended April 30, 2001.

     In January 2001, we entered into a specific absorption rate engineering services agreement with Deltacom Co. Ltd. of Korea. We completed a preliminary analysis in January 2001. In March 2001, Deltacom advised us that software technical and business difficulties were delaying the product launch. We express concerns regarding the ability of Deltacom Co. Ltd. to complete this contract and believe our relationship with Deltacom has reached a conclusion and no further transactions will transpire with respect to this contract. As a result of our concerns, we only recorded non-refundable deposits of $75,000 in our revenues.

     In April 2001, we secured a worldwide exclusive technology licensing agreement with Cadco Ltd., of Hamilton, Ontario, concerning products and technologies ready for the wireless market. The first product under the agreement is a portable hands-free in-vehicle speakerphone, which was launched in June 2001. Full-scale product distribution will commence over the 4th quarter of fiscal 2001 and the first quarter of 2002 as manufacturing operations in Korea come on stream. The agreement with Cadco required us to advance up to $300,000 in royalty payments to be set-off against future royalty payments due to Cadco. At July 31, 2001, we advanced $275,000 as prepayment of the royalty payments. Subsequent to July 31, 2001, we advanced further royalty prepayments of $60,000. To date, we have not received any revenue in connection with this agreement. Our maximum expense under this agreement is 6% of the revenues received in connection with the sale of this product.

     In April 2001, we also announced an expansion program for research subsidiary Celltech Research Inc., which will provide the resources and opportunity to service multiple wireless equipment manufacturers and to advance our proprietary research efforts. The new research and development center will be located in a new high tech park in Kelowna, British Columbia, and open this fall.

     In April 2001, we ended a handset distribution agreement that had experienced sharp margin declines and no longer met strategic objectives. We earned $13.6 million in handset sales revenues for fiscal 2001 prior to ending the supply agreement, however changing market conditions, declining world pricing and margins for the product resulted in the decision to end the supply agreement for the remaining $24.8 million in product. We are now concentrating our revenue stream efforts on proprietary products with significantly greater margins and less competition. Revenues are projected to further decline in the 3rd quarter of fiscal 2001, while we prepare for the manufacture launch of our proprietary hands-free product and then rise again in the 4th quarter 2001 when supply lines solidified.

     On June 2, 2001, Mr. Tom. W. Pick was appointed President & CEO, and member of the board of directors. Mr. Pick has in excess of 20 years experience in the wireless industry, most recently as Director, North American Carrier & Distributor Operations for Motorola Inc.

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

     Expertise in providing specific absorption rate solutions for wireless phone manufacturers and identifying new solutions, processes and products to address these issues and product performance remain our strategic priority. During the most recent quarter, we focused primarily on a continuing expansion of marketing efforts for a range of proprietary wireless products and a revamping of our distribution model, consistent with the specific absorption rate and performance issues focus for our business plans, including new business opportunities in this area. Our business plans call for significant expenditures over the next 12-month period, up to $5.0 million, including a $1.13 million for capital expenditures, $1.8 million in inventories and $550,000 on technologies and product development, $475,000 bridge loan retirement, and the balance of $1,045,000 for working capital.

     The business focus will remain on specific absorption rate and performance products in fiscal 2001, with greater emphasis on higher margin product sales as distribution channels become more firmly established. We continue to actively examine both market opportunities and market fluctuations for wireless product distribution, particularly in light of turbulent market conditions. Projected inventory finance requirements are primarily for the recently launched wireless handsfree product technology.

     We are committed to both expanding subsidiary Celltech Research, advancing research on technologies in both the radio frequency and audio spectrum of wireless communication devices. Any new technologies and resulting products will have relevant specific absorption rate implications and as well adhere to a commitment to high performance products. Celltech Research expansion and research program costs are projected at $836,000 thru to fiscal year end.

     We may have to secure additional capital financing beyond our current agreements, to meet ongoing requirements and our stated objectives throughout the fiscal year ending October 31, 2001. We are currently seeking a minimum of $5.0 million in new financing, debt and equity, to realize our business plans. Negotiations are continuing with potential investors and with current finance partners and we will look to secure new investment banking before the end of fiscal 2001, subject to general market conditions and reaching an agreement for such services that is favorable.

     Based on current market conditions, and success in raising private financing in the past, the we expect to complete financings as required for growth and operations. The costs of equity financings have risen significantly and we are looking to gain improved debt finance. We have only entered in to debt instrument financing this current fiscal year, firstly on a bridge loan basis, to provide for working capital and to replace more expensive bridge loan financing issued by prior owners of our recent acquisition of Edge Continental. We are not satisfied with the interest expense being incurred for our short term borrowing needs and continue to pursue alternative and less expensive financing. We expect to be in a position for greater asset based, lower interest cost finance by the 1st quarter fiscal 2002.

     Any significant capital expenses or increases in operating costs will be dependent upon the ability to raise additional capital, debt financing, associated costs for new financing and our ability to generate revenue from sales of our products or services.

     Historically, we have not generated sufficient revenue from sales of our products or services to sustain operations. The sales cycle to wireless equipment manufacturers of a proprietary specific absorption rate solution processes have been lengthy and is just recently generating interest from the industry.

     Furthermore, the Wireless Devices Accessory Group only recently saw its sales grow in the 4th quarter of fiscal 2000. This growth trend in wireless devices distribution revenues continued in the 1st quarter fiscal 2001, however declining margins and sales were experienced in the 2nd quarter. Forecasted revenues generated by product distribution have been lowered for the last two quarters of fiscal 2001 as we moved to focus more on higher margin proprietary product, especially with the market launch of the hands-free, portable, in-vehicle speakerphone in the 3rd quarter of fiscal 2001. Our revised revenue forecast for fiscal 2001 is $23.1 million, with $19.1 million in revenues earned thru to end of the 3rd quarter.

     Subject to market conditions, we are projecting to self-finance some of the expansion plans and will continue to examine product offerings to improve margins.

Liquidity & Capital Resources

     12% Convertible Preferred Series A Shares

     On November 21, 2000, we received bridge financing of $250,000 bearing interest at 18% per annum, due December 21, 2000. On January 2, 2001, we received an additional $750,000 which, along with the $250,000 referred to above and $500,000 received prior to October 31, 2000, aggregating $1,500,000, was converted into 1,500 series A convertible preferred shares and 415,236 common share purchase warrants.

     The series A convertible preferred shares are entitled to a liquidation preference amount of $1,000 per share and a 12% annual cumulative dividend, calculated on the liquidation preference amount, payable quarterly and are convertible into our common stock after April 28, 2001 determined by the following formula:

     $1,500,000 plus any accrued and unpaid dividends divided by the lessor of:

     a)   $1.8062; or

     b) 80% of the average of the three lowest bid prices of our common stock for the twenty days immediately prior to the conversion.

     The Series A convertible preferred shares are convertible until December 29, 2003 at which time any shares not converted shall automatically convert to common shares at a price determined by the above formula.

     The common share purchase warrants have an exercise price of $1.9862 per common share and expire on January 2, 2006. To date the purchase warrants remain unexercised.In this prospectus, we are registering 9,375,000 shares of common stock underlying $1,500,000 series A convertible preferred stock issued to accredited investors pursuant to a subscription agreements dated in December 2000 and January 2001. The number of shares of common stock issuable upon conversion of the outstanding series A convertible preferred stock is 3,125,000 assuming a conversion price of $0.48 per share. We are required to register 300% of this amount, for a total of 9,375,000 shares. In addition, 415,236 shares underlying warrants are being registered in connection with these financings. These warrants have an exercise price of $1.9862 per share.

     A deemed discount existed at the date of issue of the $250,000 of bridge financing received on November 21, 2000, due to both the fair value of attached warrants and the resultant beneficial conversion option. As this financing was due December 21, 2000, the deemed debt discount, aggregating of $132,900 was charged against income during the period ended April 30, 2001. In conjunction with the conversion of the bridge financing, warrants were issued on January 2, 2001 as an inducement to the holder of the $500,000 of bridge financing to convert. The fair value of these warrants of $83,000 has been recorded by a charge against income at the date of their issuance. Consideration for the $750,000 of financing received on January 2, 2001 was issued as preferred shares. In accordance with EITF 98-5 and EITF 00-27, with respect to the fair value assigned to the warrants, the deemed discount of $124,500 is being recognized by a charge against equity, over the period from January 2, 2001 to the forced conversion date into common shares of December 29, 2003, and the deemed discount due to the beneficial conversion option of $231,100 was amortized over the period from January 2, 2001 to the first conversion date of April 28, 2001.

     Proceeds received from this financing were used for general working capital purposes, funding of operations and acquisition financing.

     Short Term Promissory Notes

     During the nine months ended July 31, 2001, we received $800,000 in exchange for four promissory notes to four investors. The notes are secured by a pledge by Globus, in the event of default, to issue an amount of its common stock with a value of two times any outstanding principal and unpaid interest. $625,000 and $175,000 of the notes bear interest at 30% and 24% per annum respectively, payable monthly. The notes are due as follows: June 26, 2001 -$325,000, since repaid in full on the due date; and September 26, 2001 - $475,000. Proceeds for these notes were used for general working capital purposes and acquisition financing.

     8% Convertible Debentures

     We are also registering 7,812,500 shares of common stock underlying $800,000 and $450,000 of 8% convertible debentures, due May 31, 2003 and June 6, 2003, respectively. The convertible debentures were issued to four investors pursuant to a Subscription Agreement dated May 31, 2001. Interest only payments are due quarterly commencing September 30, 2001, and the principal is due in one lump sum on the due dates, or upon events of default.

     The conversion price for the convertible debentures is the lesser of 85% of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including the day of closing, or 85% percent of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including the conversion date. The maximum number of shares of common stock that any subscriber or group of affiliated subscribers may own after conversion at any given time is 4.99%. The number of shares of common stock issuable upon conversion of the convertible debentures is 2,604,166 based on a conversion price of $0.177 per share. We are required to register 200% of this amount, for a total of 7,812,500 shares. The actual conversion price will depend on the market price of our common stock prior to the conversion. In addition, 500,000 shares underlying warrants are being registered. These warrants, which expire May 31, 2006, have an exercise price of $1.78.

     The parties have made mutually agreeable standard representations and warranties. We have also entered into covenants including, but not limited to, the following:

     * we may not redeem the convertible debentures without the consent of the holder;
     *    we have agreed to incur penalties for untimely delivery of the shares.

     Proceeds received have been used to finance general working capital purposes, opening of Korean subsidiary operations, advance royalty payments under the Globus Cadco Technology License Agreement and new specific absorption rate technology developments.

     Terminated Financings

     On October 18, 2000, we entered into an Agreement for Sale of Manufactured Goods, with Aztec Components, Inc., a California corporation. The one year agreement is for the sale of analog phone devices. We signed a Corporate Acknowledgment & Guaranty, in respect of being granted $3,000,000 credit terms received by us from Aztec and the $5,000,000 promissory note.

     On March 31, 2001, the parties mutually agreed to terminate the relationship owing to a severe downturn in the demand for handsets models set forth in the agreement. Accordingly, Aztec Components Inc. released Globus from obligations under the Agreement for Sale of Manufactured Goods, Corporate Acknowledgment & Guaranty, and the promissory note. Provisions under the promissory note were never exercised by Aztec Components Inc.

     On May 24, 2001, we terminated the equity financing agreement with Torneaux Fund, Ltd., an institutional investor. No securities were issued in connection with this agreement.

     Dividends

     No dividends have been declared since our inception nor do we anticipate that dividends will be declared in the ensuing fiscal year.

     Capital Commitments

     We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. Currently, we are discussing with Laurus Master Fund, Ltd. the possibilities of additional financing. While we have reached agreement on individual short term financing, no assurances can be given that additional financing will be forthcoming. We may also seek a working capital line of credit to be secured by our accounts receivable and inventory. However, such funds may not be available on favorable terms or at all.


Our schedule of capital commitments as of August 2001

--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
                      Common Shares                  Notes Payable  Interest  Interest Expenses
Financing Instrument    Warrants    Preferred Shares   Principle      Rate       April 30/01    Termination Date
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Series A                    -             1,500            -          12.0%        $103,016        Dec 29/03
Convertible
Preferred Shares
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Common Share             415,236            -              -           N/A         $215,900         Jan 2/06
Warrants
--------------------- ------------- ---------------- -------------   -------  ----------------- ----------------
Note Payable                -               -           175,000       24.0%        $ 14,038        Sept 26/01
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Note Payable                                            150,000       30.0%        $ 19,232        Sept 26/01
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Note Payable                                            150,000       30.0%        $ 19,232        Sept 26/01
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible              320,000            -           800,000        8.0%        $ 33,044         May 3103
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible               40,000            -           100,000        8.0%        $  3,998        June 6/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible               40,000            -           100,000        8.0%        $  3,998        June 6/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible              100,000            -           250,000        8.0%        $  9,998        June 6/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible              100,000            -           250,000        8.0%        $  7,368        July 24/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible              100,000            -           250,000        8.0%            -          August 16/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------

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

On October 18, 2000, the Company issued a convertible promissory note to Aztec in the amount of $5,000,000. The promissory note becomes due if the Company fails to pay sums owed under the Agreement for Sale of Manufactured Goods referred to above. If the promissory note becomes due and payable, it may be converted into common stock at a conversion rate equal to 75% of the average trading price of the common stock for the ten-day period prior to the holder's election to convert the note.

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of September, 2001.


                                       GLOBUS WIRLESS, LTD.



                                       /s/ Nick G. Wizinsky
                                       --------------------
                                       Chief Financial & Operating Officer