Form 10KSB
period 2001-10-31
GLOBUS WIRELESS LTD
filed 2002-02-13
CIK 939402

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2001
                          ----------------

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from  ______________ to ______________

                         Commission file number 0-25614

                              GLOBUS WIRELESS, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                             Nevada                                                  88-0228274
-----------------------------------------------------------------         ----------------------------------
                (State or Other Jurisdiction of                                   (I.R.S. Employer
                 Incorporation or Organization)                                  Identification No.)


                         1955 Moss Court
              Kelowna, British Columbia, Canada                                               V1Y 9L3
-----------------------------------------------------------------         ----------------------------------
           (Address of Principal Executive Offices)                                         (Zip Code)

                                 (250) 860-3130
--------------------------------------------------------------------------------
                 Issuer's Telephone Number, Including Area Code)

         Securities Registered under Section 12(b) of the exchange Act:

                                                                     Name of Each Exchange
           Title of Each Class                                        on Which Registered
                   None
-------------------------------------------          -------------------------------------------------------


-------------------------------------------          -------------------------------------------------------

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. _____

         The issuer's revenues for its most recent fiscal year. $18,698,188.

         The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was sold as of January 23, 2002 was: $224,818.

         The number of shares outstanding of the registrant's Common Stock outstanding as of January 23, 2002 was 27,467,234.

DOCUMENTS INCORPORATED BY REFERENCE:

     Part III
(1)      Incorporated by referenced to the Form 10-SB File # 0-25614.


         Transitional Small Business Disclosure Format:  Yes ______; No X
                                                                        --------

                                     PART I

FORWARD LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements. This report includes both historical and forward-looking statements. Any forward-looking statements contained herein are based on Globus Wireless Ltd.'s (the Company) current expectations and projections about future events. All forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including anticipated growth strategies, anticipated trends in the business, including trends in technology and growth of the wireless communication industry, and future business directions for the Company and associated financial commitments.

Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may differ materially from those described in this report as anticipated, believed, estimated or expected. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section as well as in the section entitled Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 1. DESCRIPTION OF BUSINESS.

                                    BUSINESS

Overview

Globus Wireless, Ltd., with its wholly owned subsidiaries Celltech Research Inc., Globus Wireless Canada Ltd., Globus On-Line Inc., and Globus Wireless Korea Ltd. designs, engineers, and markets wireless devices products and technologies. We are focused on delivery of products that are relevant to market needs that address the health and safety issues for wireless devices. We have two primary objectives:

o To become a profitable design and development company of relevant, proprietary, patented wireless technologies that increase user safety and/or performance;

o To sell worldwide, renowned quality, high performance wireless products with Globus branded proprietary technology;

Our primary business focus is the wireless field of specific absorption rate ("SAR") research and engineering. We maintain corporate offices as well as head offices for Globus Wireless Canada and our research center, Celltech Research, at 1955 Moss Court, Kelowna, British Columbia, Canada V1Y 9L3. Our registered offices in the United State are Ste 220 - 1495 Ridgeview Reno, NV.

Our common shares currently are traded on the NASD Over-The-Counter market under the trading symbol GBWL.

Our subsidiaries and the percentage of voting shares that we beneficially own are as follows:



 Name of Subsidiary (Jurisdiction)                            Ownership
 --------------------------------                             ---------
 Celltech Research, British Columbia                            100%
 Globus Wireless Canada, Ltd., Federal                          100%
 Globus Online Inc., Alberta                                    100%
 Globus Wireless Korea Ltd.                                     100%

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

In June 1999, we had a change in our management following the resignation of the President and CEO. Our board of directors subsequently appointed a new executive group to manage Globus. Past Vice President, 1994-97, Mr. Bernard Penner, was appointed President, CEO and Chairman, past General Manager, Mr. Nick Wizinsky, was appointed Chief Operations Officer and Secretary Treasurer, and later was named Chief Financial Officer, and Mr. Cary Tremblay was appointed Vice President--Marketing & Sales, moving to Senior Vice President Corporate Development, International & Carrier Sales in September 2000. Mr. Tremblay later resigned his position on August 31, 2001 and Mr. Wizinsky recently stepped down from his capacities at the Company in December 2001.

In June of 2001, Mr. Tom W. Pick, former Director of Operations for Motorola Inc., joined us as President, CEO and Director. After seven-months of leadership, on December 21, 2001 Mr. Pick resigned from his positions for personal reasons. The former President and CEO, Bernard Penner, who had continued to serve us as Chairman and President of Globus Wireless Canada Ltd. and Globus On-Line Inc., returned to the leadership role and to oversee a strategic organizational and financial restructuring of the Company centered on cost reductions and a re-focus on core competencies and operations at its research and development center, Celltech Research Inc.

Our research operation is headed by physicist, Mr. Shawn McMillan, a recognized and respected industry-wide in the field of specific absorption rate research. Mr. McMillan is a member of the Federal Communications Commission, Institute of Electrical and Electronics Engineers (the "FCC IEEE") subcommittee responsible for establishing industry regulations for Radio Frequency or RF radiation of wireless communication devices.

Principal Products and Services

Specific Absorption Rate Compliance and Engineered Solutions Laboratory


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


Through proprietary and trade secret processes, we provide solutions to wireless equipment manufactures, to assist in their products achieving lower specific absorption rate measures and enhanced performance, in compliance with regulatory guidelines, for such wireless communications products such as wireless phones, laptops, personal digital assistants, family radio service, marine and two-way radios. Specific absorption rate (SAR) is the measurement of heat generated in human tissue by radio frequency radiation from wireless transmitting devices, such as cellular phones, wireless modems, cordless telephones, etc. Performance objectives include increased range, clarity, battery life, and fewer failed attempts and dropped calls.


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

Wireless Product Distribution

In fiscal 2001 our product distribution business units, including the 2001 acquisitions of Edge Continental and PCI Marketing (Shopwireless.com), were to provide us with the means to market products from wireless equipment manufacturers, aftermarket or proprietary design, both ways through the distribution channel and to generate significant revenues and earnings. While we did realize significant growth in product sales revenues over the prior year, selling an array of wireless equipment, manufacturers handsets, and accessory product, rapidly declining margins and markets for these products lead to a strategy change towards greater emphasis on distribution of proprietary product, specifically targeting higher margin, value-added, and differentiated sales opportunities.

Primary distribution of proprietary products was to occur through established, large-scale distributors, carriers and wireless equipment manufacturers. In April 2001 we had negotiated for distribution and manufacturing rights to a hands-free, in-vehicle speakerphone that was to be a future cornerstone product for our distribution businesses. Unsuccessful marketing and sales campaigns have since led to a recent decision to terminate the technology license agreement, cutting losses, reducing overheads and eliminating future royalty obligations for the unsuccessful venture.

Additional changes in our distribution business strategies have included abandonment of low margin commodity product distribution, with closures of warehouse distribution operations in Los Angeles, California and Markham Ontario, liquidation of inventories and labor force reductions in all business units except for Celltech.

We also own Globus On-Line Inc., d/b/a Shopwireless.com, a business to consumer e-commerce Company with US, Canadian and United Kingdom URLs. Although e-tail businesses in general have had major declines in business, though fiscal 2001 we had remained committed in the long term to the business and the distribution channel opportunity provided by ShopWireless. Plans were initiated to re-engineer and re-focus the business, maximizing cost efficiencies through direct cost reductions and cost avoidance programs, and improve on current product margins, but by fiscal year end the business unit had continued to decline in sales performance. On-going review of operations has led us to seek a buyer for this e-tail wireless distribution business, and a recent decision in January 2002 was made to abandon online sales operations.

The resulting cost savings of the distribution business closures and staff reductions are projected to be approximately $2.0 million annually. While we will continue to explore new market, product and technology opportunities in the industry, we are now focusing resources on leveraging of our core competencies and expertise in SAR research at Celltech and its' product and technology opportunities.

Research & Development

Design and engineering of specific absorption rate related technologies have been the primary focus of our research and development efforts. Research efforts have been further defined to focus on resolving emissions and design issues to enable clients to get their products to market as quickly as possible. For the year ended October 31, 2000, we expensed $103,487 in research & development. For the year ended October 31, 2001, we have expensed $775,443 in research and development. The increase in research and development expenditure is related to incurring costs related to two research and development projects related to SAR detection and measurement technologies. We believe such technologies have niche market potential specific to the RF industry and we seek to exploit such opportunities.

Competition

Specific Absorption Rate Compliance and Engineered Solution Laboratory

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

Celltech testing and solution services are focused on requirements for RF emitting devices and the company has the latest in testing apparatus, equipment and facilities, facilitated by GM Shawn McMillen's position on the FCC subcommittee for SAR. Additionally, we have announced a major expansion of the Celltech laboratory, scheduled for fiscal 2002, that will provide the business with the opportunity to service multiple OEM clients, a growing testing and compliance filing business, and to advance SAR-related proprietary products research.

Wireless Product Distribution

With active wireless product distribution businesses in fiscal 2001, we were competing with a host of wireless equipment manufacturers, aftermarket and e-commerce competitors. In fiscal 2001 competition in the industry was primarily price driven, over-supply of commodity type products resulted in declining profit margins. Performance, quality of the products and delivery time to the client remain key factors but for commodity-type wireless products, price remains the major influence in purchasing.

We had anticipated superior customer service to be of importance in the highly competitive wireless industry market and had established distribution centers in Los Angeles, Markham Ontario, Seoul Korea and Kelowna, B.C. to meet such anticipated demands. As well products such as the hands-free, in-vehicle speakerphone, with an inherent technology leadership position, were added to the product mix to provide additional competitive advantages. However even with advantages of market presence and proprietary technology, we still experienced unsuccessful marketing and sales campaigns and withdrew from the business.

Marketing

The global cellular subscriber base, now estimated at 950 million units, is expected to reach one billion during the first half of 2002, representing a hundred-fold rise in a decade. The widespread popularity of wireless devices has created a new set of global issues related usage, to health and safety concerns. Television programs such as ABC's "20/20" have conducted exposes on the apparent lack of regulatory control in the wireless industry, and have specifically targeted several major wireless phone manufacturers for exceeding SAR limits. Heightened consumer awareness and media attention have resulted in more stringent FCC testing and regulations have since become time-to-market challenges for all wireless device manufacturer.

With Celltech Research we are well positioned to serve both manufacturers and product developers in addressing the issues that effect wireless device performance and profitability. An expanded lab facility is scheduled to open in 2002 and provide Celltech with the opportunity to increase core compliance and testing services three-fold over the next two fiscal years. Additionally, with our expertise in SAR and developing SAR-related intellectual properties, we are projecting to deliver SAR related commercial product offerings to both manufacturers and consumers in fiscal 2002.

Manufacturing

We had opened a facility in Seoul, Korea in June 2001, primarily for the purpose of supervising quality and coordinating contract manufacturing for the earlier license in -car hands free speakerphone product line. Having now terminated the applicable technology license agreement, we are now looking at settling remaining financial burdens related to the operations in Korea such as supplier and contractor outstanding amounts.

The business services and products provided by Celltech Research currently require no external manufacturing support.

Employees

As a result of the business restructuring we currently have 8 full-time employees in the administration and research areas of the business. None of our employees in any division or subsidiary are covered by a collective bargaining agreement, and we believe that our relations with employees are good. We have historically been able to attract qualified and experienced personnel.

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

Various products that were distributed by the in the wireless product distribution businesses were are tested and in compliance with their respective standards in the applicable jurisdiction, including FCC, IC, UL and CSA standards. Otherwise it is our policy not to distribute non-standard or non-complying product.

Liability Insurance; Indemnification

We have comprehensive insurance policies providing for liability, fire, and other loss types, as well to protect against liabilities arising out of the negligence of our officers and directors and/or deficiencies in any of our business operations. We presently pay $127,775 annually for our business insurances coverage. There is no assurance, however that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or resulting losses that may arise in our business operations or with loss of products. Any such liability that might arise could be substantial and may exceed the assets of Globus. Our articles of incorporation and by-laws provide for indemnification of our officers and directors to the fullest extent permitted under Nevada law. However, insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons, it is the opinion of the Securities Exchange Commission such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

ITEM 2.  PROPERTIES

We currently lease approximately 6,000 square feet in Kelowna, British Columbia for $2,467 per month. This facility currently houses executive offices and lab facilities for Celltech Research Labs.

In fiscal 2001 Eastern sales, distribution, technical and administrative offices for Globus Wireless Canada were located in a 7,000 square feet facility in Markham, Ontario, at a cost of $5,000 per month. In December 2001, the Markham facility was subleased for the balance of the lease term

On December 1, 2000, we subleased approximately 45,000 square feet in Garden Grove, California, for $19,744 per month, to serve as US Marketing, Procurement & Distribution Center, with half the facility rented to a third-party. Subsequent to fiscal year end, in November 2001the Company closed this distribution center and the landlord has sought new tenants.

In September 2000, we opened a marketing & procurement branch in Seoul, Korea, an operation that was expanded and registered as a subsidiary company in June 2001. With the restructuring of the Company's operations, the offices are being wound up.


ITEM 3. LEGAL PROCEEDINGS

In December 1999, we filed a statement of claim in the British Columbia Supreme Court, against Paul Bickert, our former president and director, including allegations that he breached fiduciary duties as a director and officer, and requests for confirmation of our ownership of the patented technology and for unspecified damages against Mr. Bickert. In September 2001 we announced jointly with Mr. Bickert an out of court non-cash resolution to the dispute had been reached by the parties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NASD Over-The-Counter Market under the symbol "GBWL." Trading of our common stock began on September 19, 1995. The following table sets forth the range of high and low bid quotations for our common stock for each quarter of the last two fiscal years, as reported on the NASD Bulletin Board, by ACAP Financial, M.H. Meyerson & Co., Inc. and Vantage Point Capital (Canada). The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.



                        PERIOD                              HIGH                  LOW

    -----------------------------------------------------------------------------------------

    Year Ended October 31, 2000:
             First Quarter....................                         2.687               1.250
             Second Quarter................                           10.125               2.000
             Third Quarter..................                           4.937               2.875
             Fourth Quarter.................                           6.000               2.093

    -----------------------------------------------------------------------------------------
    -----------------------------------------------------------------------------------------
    Year Ended October 31, 2001:
             First Quarter....................                         3.125               1.250
              Second Quarter................                           2.093                .820
             Third Quarter..................                            .98                 .45
             Fourth Quarter...............                              .75                 .18


---------------------------------------------------------------------
The approximate number of holders of record of our common stock, $.001 par value, as of October 31, 2000, was 271. As of October 31, 2001 there were 271 holders of record.

We sold the following unregistered securities during our fiscal year 2001:

     On October 31, 2001, we issued an aggregate of $95,000 8% convertible promissory notes to accredited investors.

     On October 16, 2001, we issued an aggregate of $150,000 8% convertible promissory notes to accredited investors.

     On October 3, 2001, we issued an aggregate of $150,000 8% convertible promissory notes to accredited investors.

     On August 27, 2001, we issued 2655 shares of our common stock to Redline Contracting Ltd., for services rendered of $1065.05.

     On August 24, 2001, we issued 12,500 shares of our common stock to Martin E Janis & Co., for investor and public relations services.

     On August 24, 2001, we issued 625,000 shares of our common stock for $216,875 to 520729 B.C. Ltd.

     On August 24, 2001, we issued 200,000 shares of our common stock to Excalibur International for financial consulting services of $75,000.

     On August 24, 2001, we issued 28,125 shares of our common stock to Hayden Communications Inc. and 21,125 shares of our common stock to Market Pathways, Inc., for investor relations services of $25,301 total.

     On August 24, 2001, we issued 6367 shares of our common stock to Quasar International, for media services of $2865.

     On August 24, 2001, we issued 147,429 shares of our common stock to Stonestreet Limited Partnership, pursuant to the conversion of $50,000 of the Company's Series A Convertible Secured Debentures issued December 22, 2000.

     On August 16, 2001, we issued an aggregate of $250,000 8% convertible promissory notes to accredited investors.

     On July 24, 2001, we issued an aggregate of $250,000 8% convertible promissory notes to accredited investors.

     On June 29, 2001, we issued 87,429 shares of our common stock to Stonestreet Limited Partnership, pursuant to the conversion of $40,000 of the Company's Series A Convertible Secured Debentures issued December 22, 2000.

     On June 29, 2001, we issued 48,130 shares of our common stock to Stonestreet Limited Partnership, pursuant to the conversion of $20,000 of the Company's Series A Convertible Secured Debentures issued December 22, 2000.

     On June 29, 2001 we issued 100,000 shares of our common stock to A. Cary Tremblay for services rendered.

     On June 29, 2001 we issued 100,000 shares of our common stock to Nick G. Wizinsky for services rendered.

     On May 2, 2001, we issued 1,250 shares of our common stock to Gary Leier for human resources consulting services rendered of $983.

     On May 2, 2001, we issued 71,000 shares of our common stock to SeedCap Inc. for acquisition consulting services rendered of $54,839.

     On May 2, 2001, we issued 53,240 shares of our common stock to Future Quest Inc. for marketing consulting services rendered of $42,000.

     On May 2, 2001, we issued 4,595 shares of our common stock to Hans Schroth for conference services rendered of $3,613.

     On January 19, 2001, we issued 3,350 shares of our common stock to Gary Leier for human resources consulting services rendered of $2,634.

     On January 15, 2001, we issued 43,000 shares of our common stock to Al Stober Construction Ltd. and 43,000 shares of our common stock to Oscar Krueger for leasehold services rendered of $129,870.

     In January 2001, we issued 9,000 shares of our common stock SeedCap Inc. for acquisition consulting services rendered.

     In January 2001, we issued 10,000 shares of our common stock to Sichenzia, Ross & Friedman LLP for legal services rendered.

     In December 2000, we issued 30,000 shares of our common stock to Intercoastal for investment capital services rendered.

     On November 15, 2000, nine employees of former Edge Continental Inc. received 35,000 shares of our common stock as employee incentive for commitment of 12 months future services.

     On November 15, 2000, Shawn McMillen exercised his options for 59,000 shares of our common stock.

         The above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons and transfer was restricted by Globus in accordance with the requirements of the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The statements contained in this Report that are not historical are forward-looking statements, including statements regarding the Company's expectations, intentions, beliefs or strategies regarding the future. Forward-looking statements include the Company's statements regarding liquidity, anticipated cash needs and availability and anticipated expense levels. All forward-looking statements included in this Report are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. It is important to note that the Company's actual results could differ materially from those in such forward-looking statements. Additionally, the following discussion and analysis should be read in conjunction with the Financial Statements and notes thereto appearing elsewhere in this Report. The discussion is based upon such financial statements that have been prepared in accordance with U.S. Generally Accepted Accounting Principles and are presented in United States dollars ($).

Results of Operations

Fiscal Year Ending October 31, 2001 Compared to Fiscal Year Ending October 31, 2000

Consolidated revenues for the year ended October 31, 2001 increased to $19,437,384 as compared to revenue of $6,296,301 for the same period in 2000. The increase in revenues is the result of initial successes experienced in the first and second quarters of fiscal 2001 in wireless products distribution in the US and Canada, resulting in a $12,590,935 increase, and continued growing demand for Celltech's testing, compliance filing and SAR related services contributing an additional $550,148 over the twelve month period ending October 31, 2001.

Gross Margins. Wireless handset and accessory gross margins were$1,174,063 or 6.3% of product sales revenue for period ending October 31, 2001 compared to wireless handset and accessory gross margins of $943,320 or 14.9% of product sales revenue for period ending October 31, 2000. Gross margin dollars on product sales increased as a result of wireless product distribution volumes however as a percentage of revenue experienced a significant decline resulting from low margins from excessive price competition and a permanent write-down in inventory of approximately $730,000.

Amortization. Amortization increased $242,850, to $375,166 in the year ended October 31, 2001, from $132,316 in the year ended October 31, 2000. The increase is the result of goodwill amortization being recognized for a twelve-month period with respect to the acquisition of Edge Continental Inc. and amortization of goodwill associated with the purchase of PCI Marketing and Communications Inc. in December 2000.

Selling, general, and administrative. Selling, general, and administrative costs for the year ending October 31, 2001 were $6,653,652 or 34.2% of revenue. This compares with selling, general, and administrative for the year ended October 31, 2000 of $1,943,321 or 30.9% of revenues. The increase in selling, general, and administrative costs is attributable to additions in distribution operations and to increases experienced in investor relations and corporate administration and marketing. Distribution operations collectively accounted for increased general and administrative costs of $1,395,740. Korean manufacturing operations accounted for $398,479 and additions to corporate staffing, legal, accounting and administration relative to financing, acquisitions, and general business, and investor relations accounted for increased costs of $2,051,099.

Research and Development. Research and development costs increased $671,956 to $775,443 for the year ended October 31, 2001 as compared to $103,487 in the year ended October 31, 2000. The increase in research and development costs is associated with incurring costs related to two research and development SAR technology projects.

Interest. Interest expense increased from $171,009 for the year ended October 31, 2000, to $684,426 for the year ended October 31, 2001. The increase of $513,417 is mainly attributable to promissory note interest of $155,000, convertible notes payable of $53,000, beneficial conversion interest feature of bridge financing of $215,900 and amortization of discounts on convertible notes payable of $193,300.

Write-down of wholesale and retail distribution assets. The write-down in fiscal 2001 is the result of the Company abandoning the retail and wholesale distribution of cellular phones and related accessories. During the years ended October 31, 2001 and 2000, the Company paid $2,330,635 and $1,545,262 for the tangible assets and liabilities of PCI and Edge respectively. As at October 31, 2001, the wholesale and retail distribution of cellular phones and related accessories business, including the assets of PCI and Edge had sustained substantial operating losses. Subsequent to October 31, 2001, the Company decided to discontinue its operations related to the PCI and Edge acquisitions as well as the pre-existing operations related to the wholesale and retail distribution of cellular phones and related accessories in North America. Related to this decision, the Company has written down certain assets to their fair value. Details of the total amount of write-down are as follows:

Notes receivable originally issued to employees of PCI and Edge
 in exchange for common shares                                                                                  $     293,186
Fixed assets                                                                                                          354,061
Website development                                                                                                    22,763
Patents and trademarks                                                                                                 14,563
Goodwill                                                                                                            3,432,695
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                $   4,117,268
-----------------------------------------------------------------------------------------------------------------------------

Loss per share. In the year ending October 31, 2001, the Company recorded a loss of $10,677,008 or $0.34 per share. This compares to a $1,205,613or $0.10 per share loss recorded in the year ending October 31, 2000. The increased loss in fiscal 2001 is attributable to increased costs of amortization of $242,850, selling, general and administrative of $4,710,441, interest costs of $513,417, permanent write down of wholesale and retail assets of $4,117,268, and Research and Development of $617,956. This is partially offset by positive variances resulting from increased sales volumes of wireless handsets and accessories translating into gross margin improvement of $230,743, and engineering revenue of $550,148.

Plan of Operation

The Company's consolidated financial statements for the year ended October 31, 2001 assume the company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at October 31, 2001 the Company was in default of certain debt obligations, had a significant working capital deficiency and deficit and has suffered recurring losses from operations. The application of the going concern concept is dependent upon the company's ability to generate future profitable operations and receive continued financial support from its suppliers, shareholders and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management continues to negotiate with creditors and plans to pursue debt and equity financing to support operations until operations become profitable. Management anticipates equity financing to occur during the first and second quarter of fiscal 2002. Further, subsequent to October 31, 2001 management decided to discontinue certain areas of the business including the wholesale and retail distribution of cellular phones and related accessories. As a result, the Company is now focused primarily on providing engineering solutions related to wireless devices and developing other wireless technologies recently acquired as described in note 7. Management believes these plans will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful as such plans are contingent upon ongoing support from various creditors. Failure to maintain the support of creditors, obtain additional external debt or equity financing and generate sufficient working capital from operations through the exclusive focus on providing engineering solutions and developing other wireless technologies, will cause the Company to curtail operations. The outcome of these matters cannot predict at this time.

In fiscal 2001, we initiated the following actions and strategies with regards to the on going advancement of business opportunities through to the current quarter.

In November 2000, we announced the acquisition of Edge Continental Inc., a wireless products distribution company, for a combination of shares and cash totaling $1.55 million. In December 2000 its operations in Markham, Ontario were amalgamated into Globus Wireless Canada Ltd. In the 2nd quarter of fiscal 2001, the former principals of Edge Continental terminated their employment with us. Settlement with one principal is completed and involved the return of 75,000 of the 150,000 previously issued shares and forfeiture of the balance of $166,667 owing under the acquisition. Settlement with the other principal involved forfeiture of the final two payments due in the amount of $158,488. Business at Markham was subsequently reengineered, however with continuing market decline for products distributed by the business a decision was made in October 2001 to close the operations permanently.

In December 1, 2000, we commenced setup of a new US based Marketing, Procurement & Distribution Center in California, to serve as the US sales and distribution center.. The facility was to be the primary distribution center for a 730,000 cellular handset product distribution program. In April 2001 as profit margins for the product rapidly declined we elected to exit the supply agreement for the products. By year-end October 31, 2001we had liquidated all products from the facility and returned the premises to the landlord.

On December 30, 2000 we acquired PCI Marketing & Communications Inc., subsequently renamed Globus On-Line Inc., d/b/a Shopwireless.com. This business unit was to operate as a stand-alone entity, while sharing resources with Globus Wireless Canada Ltd. We provided both growth funding, up to $586,679 thru to year-end October 31, 2001.. The business continued to experience losses though the year and subsequently, in December 2001 we decided to suspend operations of the e-tail operation and are now seeking suitors for the business unit.

In January 2001, we entered into a specific absorption rate engineering services agreement with Deltacom Co. Ltd. of Korea. We completed a preliminary analysis in January 2001. In March 2001, Deltacom advised us that software technical and business difficulties were delaying the product launch. In July 2001 we expressed concerns regarding the ability of Deltacom Co. Ltd. to complete this contract and now believe our relationship with Deltacom has reached a conclusion and no further transactions will transpire with respect to this contract.

In April 2001, we secured a worldwide exclusive technology licensing agreement with Cadco Ltd., of Hamilton, Ontario, concerning products and technologies ready for the wireless market. The first product under the agreement is a portable hands-free in-vehicle speakerphone, which was launched in June 2001. Full-scale product distribution commenced over the 4th quarter of fiscal 2001 as manufacturing operations in Korea came on stream. However, marketing and sales campaigns for the product were unsuccessful and in January 2002 the Company and Cadco mutually agreed to terminate the license agreement and thereby end an additional $1.1 million obligation due to Cadco by June 30, 2002.

In April 2001, we announced an expansion program for research subsidiary Celltech Research Inc., which will provide the resources and opportunity to service multiple wireless equipment manufacturers and to advance our proprietary research efforts. The new research and development center will be located in a new high tech park in Kelowna, British Columbia, and was to be open this fall. Subsequent delays for the developer, and then in efforts to secure expansion capital, have resulted in the expansion program being delayed until the second quarter of fiscal 2002 at the earliest.

In April 2001, we ended a handset distribution agreement that had experienced sharp margin declines and no longer met strategic objectives. We earned $13.6 million in handset sales revenues for fiscal 2001 prior to ending the supply agreement, however changing market conditions, declining world pricing and margins for the product resulted in the decision to end the supply agreement for the remaining $24.8 million in product. Revenues were projected to further decline in the final two quarters of fiscal 2001, while we prepared for the manufacture and market launch of our proprietary hands-free product; the lack of market success for the hand free product resulted in much lower revenues then was projected and ultimately to a full restructuring of the Company's businesses early in fiscal 2002.

On June 2, 2001, Mr. Tom. W. Pick was appointed President & CEO, and member of the board of directors. While Mr. Pick did have in excess of 20 years experience in the wireless industry, most recently as Director, North American Carrier & Distributor Operations for Motorola Inc., on December 21, 2001, he subsequently resigned from all offices for personal reasons.

On August 15, 2001, Mr. Gene Haley was appointed Director of U.S. Sales, responsible for sales revenue creation, account management, and business development for the United States. With the lack of market and sales success for the hands free product, on December 15, 2001 Mr. Haley was dismissed. On August 31, 2001, Mr. Cary Tremblay, formally Senior Vice President Corporate Development, International & Carrier Sales resigned his position. On September 21, 2001, Mr. Gord Walsh, formally Senior Vice President Marketing & Sales, Wireless Devices resigned from his position.

In September 7, 2001, we announced the Company's research and development subsidiary Celltech Research Inc., had secured the services of current General Manager & Director of Research Mr. Shawn McMillen through to 2004. The acquisition of certain in-process research and development, as well as the revised business plan to focus exclusively on providing engineering solutions, has caused the Company to be economically dependent upon Mr. McMillan. The Company has signed an employment agreement with Mr. McMillan that expires February 29, 2004.

Expertise in providing specific absorption rate solutions for wireless phone manufacturers and identifying new solutions, processes and products to address these issues and product performance remain our strategic priority.

We continue to actively examine both market opportunities and market fluctuations for wireless product distribution, particularly in light of turbulent market conditions, however current planning in 2002 is centered on a re-focusing on core competencies and operations at Celltech and not product distribution opportunities.

We may have to secure additional capital financing beyond our current agreements, to meet ongoing requirements and our objectives throughout the fiscal year ending October 31, 2002. We are currently seeking a minimum of $5.0 million in new financing, debt and equity, to realize our business plans. Negotiations are continuing with potential investors and with current finance partners.

Based on current market conditions, we cannot provide assurance that such financings can be completed as required for growth and operations. The costs of equity financings have risen significantly and we are looking to gain improved debt finance. We have only entered in to debt instrument financing this current fiscal year, firstly on a bridge loan basis, to provide for working capital and to replace more expensive bridge loan financing issued by prior owners of our recent acquisition of Edge Continental. We are not satisfied with the interest expense being incurred for our short term borrowing needs and continue to pursue alternative and less expensive financing.

Any significant capital expenses or increases in operating costs will be dependent upon the ability to raise additional capital, debt financing, associated costs for new financing and our ability to generate revenue from sales of our products or services.

Historically, we have not generated sufficient revenue from sales of our products or services to sustain operations. With the recently announced reorganization of the Company's operations now complete, revenues now being generated are capable of sustaining operations going forward. Repayment and restructuring of historical short term debt and convertible debt remains to be completed.

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

$1,500,000 plus any accrued and unpaid dividends divided by the lesser of:

a) $1.8062; or

b) 80% of the average of the three lowest bid prices of our common stock for the twenty days immediately prior to the conversion.

The Series A convertible preferred shares are convertible until December 29, 2003 at which time any shares not converted shall automatically convert to common shares at a price determined by the above formula.

The common share purchase warrants have an exercise price of $1.9862 per common share and expire on January 2, 2006. To date the purchase warrants remain unexercised. We have registered 9,375,000 shares of common stock underlying $1,500,000 series A convertible preferred stock issued to accredited investors pursuant to a subscription agreements dated in December 2000 and January 2001. The number of shares of common stock issuable upon conversion of the outstanding series A convertible preferred stock is 3,125,000 assuming a conversion price of $0.48 per share at the time of registration. Under the covenants of the preferred share issuance we been have required to register 300% of this amount, for a total of 9,375,000 shares. In addition, 415,236 shares underlying warrants have been registered in connection with these financings. These warrants have an exercise price of $1.9862 per share.

A deemed discount existed at the date of issue of the $250,000 of bridge financing received on November 21, 2000, due to both the fair value of attached warrants and the resultant beneficial conversion option. As this financing was due December 21, 2000, the deemed debt discount, aggregating of $132,900 was charged against income during the year ended October 31, 2001. In conjunction with the conversion of the bridge financing, warrants were issued on January 2, 2001 as an inducement to the holder of the $500,000 of bridge financing to convert. The fair value of these warrants of $83,000 has been recorded by a charge against income at the date of their issuance. Consideration for the $750,000 of financing received on January 2, 2001 was issued as preferred shares. In accordance with EITF 98-5 and EITF 00-27, with respect to the fair value assigned to the warrants, the deemed discount of $124,500 is being recognized by a charge against equity, over the period from January 2, 2001 to the forced conversion date into common shares of December 29, 2003, and the deemed discount due to the beneficial conversion option of $231,100 was amortized over the period from January 2, 2001 to the first conversion date of April 28, 2001.

Proceeds received from this financing were used for general working capital purposes, funding of operations and acquisition financing.

Short Term Promissory Notes

During the year ended October 31, 2001, we received $800,000 in exchange for four promissory notes to four investors. Proceeds for these notes were used for general working capital purposes and acquisition financing. The notes are secured by a pledge by Globus, in the event of default, to issue an amount of its common stock with a value of two times any outstanding principal and unpaid interest. $625,000 and $175,000 of the notes bear interest at 30% and 24% per annum respectively, payable monthly. The Company extinguished $325,000 of notes payable during the third quarter of fiscal 2001. The remaining $475,000 in promissory notes were initially extended to September 26, 2001. On August 28, 2001 the loan note holders signed agreements extending the term of the notes to December 26, 2001. Subsequent to October 31, 2001, the notes were overdue, however, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors elect to exercise their rights under the default provisions of the note payable, the Company will be required to issue common stock with a fair value of $950,000 in full settlement of its obligations.

8% Convertible Debentures
During the year ended October 31, 2001 we received $2,135,000, in exchange for multi-dated convertible promissory notes, all bearing 8.0% interest per annum. The convertible debentures were issued to four investors pursuant to a Subscription Agreements consistent with the dating of promissory notes. Interest only payments are due quarterly commencing September 30, 2001, and the principal is due in one lump sum on the due dates, or upon events of default.

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

Terminated Financings
On October 18, 2000, we entered into an Agreement for Sale of Manufactured Goods, with Aztec Components, Inc., a California corporation. The one-year agreement is for the sale of analog phone devices. We signed a Corporate Acknowledgment & Guaranty, in respect of being granted $3,000,000 credit terms received by us from Aztec and the $5,000,000 promissory note.

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

Capital Commitments

We do not have existing capital resources or credit lines available that are sufficient to fund our operations and capital requirements as presently planned over the next twelve months. We are actively pursuing additional funds through the issuance of debt and/or equity instruments. Currently, we are discussing with active funding partners the possibilities of additional financing. While we have reached agreement on individual short term financing, no assurances can be given that additional financing will be forthcoming. We may also seek a working capital line of credit to be secured by our accounts receivable and inventory. However, such funds may not be available on favorable terms or at all.

Our schedule of capital commitments as of October 31 2001
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
                      Common Shares                  Notes Payable  Interest  Interest Expenses
Financing Instrument    Warrants    Preferred Shares   Principle      Rate       Oct 31/01    Termination Date
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Series A                    -             1,500            -          12.0%        $143,383        Dec 29/03
Convertible
Preferred Shares
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Common Share             415,236            -              -           N/A         $215,900         Jan 2/06
Warrants
--------------------- ------------- ---------------- -------------   -------  ----------------- ----------------
Note Payable                -               -           175,000       24.0%        $ 24,739        Dec 26/01
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Note Payable                                            150,000       30.0%        $ 30,904        Dec 26/01
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Note Payable                                            150,000       30.0%        $ 30,452        Dec 26/01
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible              320,000            -           800,000        8.0%        $ 27,220        May 31/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible               40,000            -           100,000        8.0%        $  3,222         June 6/03
Promissory Notes

--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible               40,000            -           100,000        8.0%        $  3,222         June 6/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible              100,000            -           250,000        8.0%        $  9,539        June 6/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible              100,000            -           250,000        8.0%        $  5,483        July 24/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible              100,000            -           250,000        8.0%        $  4,164       August 16/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible               60,000            -           150,000        8.0%        $    921       October 3/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible               60,000            -           150,000        8.0%        $    493       October 16/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible               30,000            -            75,000        8.0%            -          October 31/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible                4,000            -            10,000        8.0%            -          October 31/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible               14,000            -            40,000        8.0%            -          November 15/03
Promissory Notes
--------------------- ------------ ---------------- -------------  --------  ----------------- ----------------
Convertible               14,000            -            30,000        8.0%            -          November 15/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible               28,080            -            70,000        8.0%            -          November 21/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Convertible                7,920            -            20,000        8.0%            -          November 21/03
Promissory Notes
--------------------- ------------- ---------------- -------------  --------  ----------------- ----------------
Capital Resources & Liquidity

For the year ended October 31, 2001 the Company incurred a net loss in cash flow from operations of $1,954,563 comprised of a net loss from operating activities of $10,677,008. The cash flow loss associated with operating activities has been offset by non cash items including amortization of $375,166, amortization of deferred financing costs and discount on convertible promissory notes issued of $193,370, common share issuances for services rendered, wages, leasehold improvements, interest and settlement of lawsuit of $819,686, compensation costs of options issued to employees of $95,318, conversion feature of bridge financing of $215,900, and in-process research and development purchased with convertible promissory note and warrants of $399500. In addition, the net loss from operations has been offset by a write-down of wholesale and retail distribution assets of $4,117,268, and a net increase in non-cash working capital of $ 2,506,237.

For the fiscal year ended October 31, 2001, cash flows from investing activities included loans and other advances of $82,508. This has been offset by cash out-flows associated with investing activities of purchases of fixed assets and web site development of $252,703, purchase of patents and trademarks of $14,563, advances to former shareholders of PCI of $229,498, and business combination cash out-flows of $58,978.

Cash flows from financing activities include issuances of common stock of $63,422, proceeds from bridge financings of $1,000,000, proceeds form notes payable of $475,000, and proceeds from convertible notes payable of $2,135,000. These cash in-flows from financing activities have been offset by cash out-flows from financing activities associated with repayment of loans payable to related parties of $780,375, repayment to stockholders of $327,484, and financing costs of $360,500.

The company experienced a net decline in cash of $252,734 for the year ending October 31, 2001, and reported a cash position at October 31, 2001 of $66,777.

Series A convertible preferred share dividends in the amount of $143,383 have been declared to October 31, 2001. The Company has paid $25,542 of such dividends as a result of conversion of 301 preferred shares to common stock during the fiscal year. No dividends on the Company's common shares have been declared since our inception nor does the Company anticipate that such dividends will be declared in the ensuing fiscal year.

During the year ended October 31, 2001, the Company issued 83,333 shares of common stock pursuant to the exercising of options granted in 1999 and 2000 to officers and key employees, paid by way of repayable loans and promissory notes totaling $108,333.

During the years ended October 31, 2001 and 2000, the Company paid $2,330,635 and $1,545,262 for the tangible assets and liabilities of PCI and Edge respectively. As at October 31, 2001, the wholesale and retail distribution of cellular phones and related accessories business, including the assets of PCI and Edge had sustained substantial operating losses. Subsequent to October 31, 2001, the Company decided to discontinue its operations related to the PCI and Edge acquisitions as well as the pre-existing operations related to the wholesale and retail distribution of cellular phones and related accessories in North America. Related to this decision, the Company has written down certain assets to their net realizable amount.

Commitments & Contingencies

On October 18, 2000, the Company entered into an Agreement for Sale of Manufactured Goods, with Aztec Components, Inc., a California corporation. The term was to October 31, 2001. The agreement was for the sale of analog phone devices. The Company signed a Corporate Acknowledgment & Guaranty, in respect of being granted $3,000,000 credit terms received by us from Aztec and a $5,000,000 convertible promissory note. The promissory note would come due if the Company failed to pay sums owed under the Agreement for Sale of Manufactured Goods.. If the promissory note were due and payable, it could have been converted into common stock at a conversion rate equal to 75% of the average trading price of the common stock for the ten-day period prior to the holder's election to convert the note. On March 31, 2001, the parties mutually agreed to terminate the relationship owing to a severe downturn in the demand for handsets models set forth in the agreement. Accordingly, Aztec Components Inc. released Globus from obligations under the Agreement for Sale of Manufactured Goods, Corporate Acknowledgment & Guaranty, and the promissory note. Provisions under the promissory note were never exercised by Aztec Components Inc.

On October 31, 2000, the Company and the former shareholders of Edge Continental Inc., completed a Share Purchase Agreement that is effective September 1, 2000. Pursuant to the Share Purchase Agreement and subject to the terms and conditions set forth therein, the Company acquired 100% of all of the issued and outstanding shares in the capital of Edge Continental Inc., a corporation incorporated under the laws of Ontario, for Cdn.$1,000,000 and 300,000 shares of restricted common stock of Globus. Pursuant to the above Share Purchase Agreement between the Company, Mr. Abuharoon and Mr. Aquino, the Company was scheduled to make a third cash payment on March 31, 2001, and a final payment on June 30, 2001. In the second quarter of fiscal 2001 both principals terminated their employment. Mr. Abuharoon settled with the Company in April 2001 by returning 75,000 of the 150,000 shares issued to him for the purchase, and has agreed to relinquishing the balance of monies owing including the final two cash payments. Mr. Aquino settlement with the Company subsequent to year-end on November 21, 2001, having agreed to relinquish the balances of the final two payments due to him and for retention of his stock in the Company.

Subsequent to year end, on November 15 the Company issued $40,000 and $30,000 8% convertible debentures , due November 15, 2003. On November 21, 2001 the company issued $70,000 and 20,000 8% convertible debentures, due November 21, 2003. The convertible debentures were issued to an investor pursuant to Subscription Agreements dated November 15, 2001 and November 21, 2001 respectively. Interest only payments are due quarterly commencing December 31, 2001, and the principal is due in one lump sum on the due dates, or upon events of default.

The conversion price for both of the above convertible debentures is the lesser of 85% of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including the day of closing, or 85% percent of the average of the three lowest closing prices for the common stock for the 30 trading days prior to but not including the conversion date. During the first quarter of fiscal 2001, the Company had issued 43,000 shares to a local building developer as prepayment, $65,000, for leasehold improvements to be performed for the Company for a new facility for Celltech Research Inc., to be opened in the fourth quarter of fiscal 2001. Subject to the actual leasehold improvements made to the facility, an additional issuance of stock will be made to the developer for an additional $65,000 in leaseholds to the facility upon its completion.

On December 31, 2000, PCI Marketing & Communications Inc. was acquired by the Company and was renamed Globus On-Line Inc., d/b/a Shopwireless.com. Subsequent to the end of the third quarter of fiscal 2001 certain former PCI Marketing and Communications Inc. shareholders had given notice to exercise their right to exchange their Class A shares of Online for common share of Globus. Management believes such notice was issued as a result of dispute with the shareholders. Subsequent to fiscal year end 2001, the Company and former PCI shareholders reached a tentative settlement on the dispute, subject to formalization of settlement documents and filing of an applicable registration statement.

On March 29, 2001, the Company signed a technology license agreement for the rights to certain technology owned by a third party. The Company was to make royalty payments to the third party once sales of any products based on the technology commences, and with a minimum commitment under this agreement of $1,500,000 due and payable before the end of the initial 16-month term of the agreement. At October 31, 2001, the Company had advanced $400,000 as prepayment of the royalty payments which is included in prepaid expenses on the consolidated balance sheet. Subsequent to fiscal year end 2001, the Company initiated a restructuring plan which included securing a release from any future obligations due under the technology license agreement and the remaining $1,100,000 obligation was eliminated.

No dividends have been declared since our inception nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

ITEM 7. FINANCIAL STATEMENTS
                      Consolidated Financial Statements of

                              Globus Wireless Ltd.

                           Year ended October 31, 2001

Auditors' Report to the stockholders


We have audited the accompanying consolidated balance sheets of Globus Wireless Ltd. and subsidiaries as at October 31, 2001 and 2000, and the related statements of loss and comprehensive loss, stockholders' deficiency and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Globus Wireless Ltd. and subsidiaries as at October 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the Company was in default of certain debt obligations, had a significant working capital deficiency and deficit as at October 31, 2001 and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans with regard to these matters are also discussed in note 1(a). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ KPMG LLP

Kelowna, Canada

February 11, 2002

         Globus Wireless Ltd.
         Consolidated Balance Sheets

         $ United States

         October 31, 2001 and 2000

------------------------------------------------------------------------------------------------------------------------------
                                                                                                       2001              2000
------------------------------------------------------------------------------------------------------------------------------

         Assets

         Current assets
              Cash and cash equivalents                                                     $       66,777    $       319,511
              Accounts receivable (net of allowance
                of $nil, 2000 - $nil)                                                              135,565          4,873,877
              Loans and other advances                                                                 -               82,508
              Inventories                                                                           12,118          1,143,891
              Prepaid expenses                                                                         -               18,576
                                                                                                   214,460          6,438,363

         Fixed assets (note 3)                                                                     241,562            428,738
         Website development (note 4)                                                               15,355             32,119
         Patents and trademarks (note 5)                                                            15,123             20,643
         Goodwill (note 6)                                                                             -            1,355,409

------------------------------------------------------------------------------------------------------------------------------
                                                                                            $      486,500    $     8,275,272
------------------------------------------------------------------------------------------------------------------------------

         Liabilities and Stockholders' Deficiency
         Current liabilities
              Accounts payable and accrued liabilities                                      $    1,127,792    $     4,214,534
              Dividends payable                                                                    120,901                -
              Loans payable to related parties (note 8)                                                -              780,375
              Bridge financing payable (note 9)                                                        -              500,000
              Due to stockholders                                                                      -              489,717
              Notes payable (note 10)                                                              475,000                -
              Convertible promissory note to shareholder (note 11)                                  68,000                -
              Convertible promissory note (note 12)                                                361,000                -
                                                                                                 2,152,693          5,984,626

         Convertible notes payable, net of discounts (note 13)                                   1,078,403                -
------------------------------------------------------------------------------------------------------------------------------
                                                                                                 3,231,096          5,984,626
         Stockholders' deficiency
              Capital stock
                    20,000,000 preferred shares, issuable in series with a par value of $0.001 per share authorized, 1,201
                               series A preferred shares issued
                               (October 31, 2000 - nil)                                                  1                -
                   100,000,000 common shares with a par value of $0.001 per share
                               authorized, 16,890,174 issued (2000 - 12,777,621 issued)             16,890             16,890
              Additional paid-in capital                                                        11,872,131          7,840,973
              Discount on convertible preferred shares                                             (90,037)               -
              Exchangeable shares of subsidiary                                                  2,108,538                -
              Deficit                                                                          (16,639,518)        (5,550,504)
              Accumulated other comprehensive income                                               (12,601)           (12,601)
                                                                                                (2,744,596)         2,290,646
         Going concern (note 1(a))
         Economic dependence (note 1(b))
         Commitments and contingencies (notes 10 and 15)
         Subsequent events (note 16)

                                                                                            $      486,500    $     8,275,272

         See accompanying notes to consolidated financial statements.

         Approved by the Board:



                                                                  ,  Director
         ---------------------------------------------------------
                                                                  ,  Director
         ---------------------------------------------------------

         Globus Wireless Ltd.
         Consolidated Statements of Loss and Comprehensive Loss

         $ United States

         Years ended October 31, 2001 and 2000

                                                                                                     2001                2000

         Sale of cellular phones and related accessories (notes 1(a) and 7)               $    18,698,188     $     6,107,253
         Cost of sales                                                                         17,524,125           5,163,933
------------------------------------------------------------------------------------------------------------------------------
                                                                                                1,174,063             943,320

         Engineering revenue and compliance testing (note 1(b))                                   739,196             189,048
------------------------------------------------------------------------------------------------------------------------------
                                                                                                1,913,259           1,132,368

         Expenses
              Amortization                                                                        375,166             132,316
              General and administrative                                                        6,653,652           1,943,211
              Interest                                                                            684,426             171,009
              Research and development                                                            775,443             103,487
              Write-down of wholesale and retail distribution assets (note 7)                   4,117,268                 -
                                                                                               12,605,955           2,350,023

------------------------------------------------------------------------------------------------------------------------------
         Loss before other income                                                             (10,692,696)         (1,217,655)

         Other income                                                                              15,688              12,042

         Loss                                                                             $   (10,677,008)    $    (1,205,613)
------------------------------------------------------------------------------------------------------------------------------


         Weighted average number of common shares, basic and diluted                           31,777,495          11,896,115
         Loss per common share, basic and diluted                                         $         (0.34)    $            (0.10)
------------------------------------------------------------------------------------------------------------------------------

         Comprehensive loss:
           Loss                                                                           $   (10,677,008)    $    (1,205,613)
           Foreign currency translation adjustment                                                    -                   -
------------------------------------------------------------------------------------------------------------------------------
         Comprehensive loss                                                               $   (10,677,008)    $    (1,205,613)
------------------------------------------------------------------------------------------------------------------------------





         See accompanying notes to consolidated financial statements.

Globus Wireless Ltd.
Consolidated Statements of Stockholders' Deficiency

$ United States

Years ended October 31, 2001 and 2000

------------------------------------------------------------------------------------------------------------------------------
                                                                                  Discount on
                                                                                  Convertible    Exchangeable     Additional
                                     Common Shares         Preferred Shares        Preferred       Shares of        Paid-in
                                  --------------------    --------------------
                                   Number     Amount       Number     Amount         Shares      Subsidiary        Capital
------------------------------------------------------------------------------------------------------------------------------

Balance, October 31, 1999       11,079,930  $  11,080          -     $    -      $       -       $       -      $ 4,563,514
Common stock issued for
  subscriptions for common
  stock                            384,000        384          -          -              -               -          435,091
Common stock issued for
  subscription for common
  stock for lawsuit settlement      47,500         48          -          -              -               -           97,802
Common stock issued for a
  subscription  for common
  stock received in  prior year     29,070         29          -          -              -               -            8,304
Common stock issued for
  cash, net of share issue costs   789,833        790          -          -              -               -        1,591,738
Exercise of options for cash        33,455         33          -          -              -               -           24,633
Common stock issued
  for services                      20,000         20          -          -              -               -           62,480
Common stock issued for
  notes receivable                  93,833         94          -          -              -               -          184,759
Notes receivable                         -          -          -          -              -               -         (184,853)
Compensation cost of options
  issued to  employees                   -          -          -          -              -               -           57,905
Compensation cost of warrants
  issued to  non-employees               -          -          -          -              -               -          101,500
Common stock issued to acquire
  Edge Continental Inc.
  (note 2)                         300,000        300          -          -              -               -          773,100
Conversion feature
  of bridge financing
  payable (note 9)                       -          -          -          -              -               -          125,000
Loss                                     -          -          -          -              -               -                -
------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2000       12,777,621     12,778          -          -              -               -        7,840,973
Exchangeable shares of
  subsidiary issued to acquire
  PCI (note 2)                           -          -          -          -              -       2,215,354                -
Exchangeable shares of
  subsidiary cancelled
  (note 2)                               -          -          -          -              -        (106,816)               -
Preferred shares issued
  upon conversion of
  bridge financing (note 9)              -          -      1,500          2              -               -        1,499,998
Common shares issued
  for notes receivable              83,333         83          -          -              -               -          108,250
Notes receivable                         -          -          -          -              -               -         (108,333)



------------------------------------------------------------------------------------------------------------------------------
                                                                  Accumulated          Total
                                                                        Other   Stockholders
                                         Share     Accumulated  Comprehensive         Equity
                                 Subscriptions         Deficit         Income   (Deficiency)
------------------------------------------------------------------------------------------------------------------------------

Balance, October 31, 1999           $  533,325     $(4,344,891)    $  (12,601)  $   750,427
Common stock issued for
  subscriptions for common
  stock                               (435,475)              -              -             -
Common stock issued for
  subscription for common
  stock for lawsuit settlement         (97,850)              -              -             -
Common stock issued for a
  subscription  for common
  stock received in  prior year              -               -              -         8,333
Common stock issued for
  cash, net of share issue costs             -               -              _     1,592,528
Exercise of options for cash                 -               -              -        24,666
Common stock issued
  for services                               -               -              -        62,500
Common stock issued for
  notes receivable                           -               -              -       184,853
Notes receivable                             -               -              -      (184,853)
Compensation cost of options
  issued to  employees                       -               -              -        57,905
Compensation cost of warrants
  issued to  non-employees                   -               -              -       101,500
Common stock issued to acquire
  Edge Continental Inc.
  (note 2)                                   -               -              -       773,400
Conversion feature
  of bridge financing
  payable (note 9)                           -               -              _       125,000
Loss                                         -               -              -    (1,205,613)
------------------------------------------------------------------------------------------------------------------------------
Balance, October 31, 2000                    -      (5,550,504)       (12,601)     2,290,646
Exchangeable shares of
  subsidiary issued to acquire
  PCI (note 2)                               -               -              -      2,215,354
Exchangeable shares of
  subsidiary cancelled
  (note 2)                                   -               -              -       (106,816)
Preferred shares issued
  upon conversion of
  bridge financing (note 9)                  -               -              -      1,500,000
Common shares issued
  for notes receivable                       -               -              -        108,333
Notes receivable                             -               -              -       (108,333)


Globus Wireless Ltd.
Consolidated Statements of Stockholders' Deficiency (continued)

$ United States

Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------------------------------------------------
                                                                             Discount on
                                                                             Convertible    Exchangeable     Additional
                                  Common Shares        Preferred Shares        Preferred       Shares of        Paid-in
                               --------------------    --------------------
                                Number     Amount       Number     Amount         Shares      Subsidiary        Capital
--------------------------------------------------------------------------------------------------------------------------
Common shares issued
  for wages                    235,000        235          -          -              -               -          227,390
Common shares issued for
  share issue costs             19,000         19          -          -              -               -           36,803
Share issue costs                  -          -            -          -              -               -         (190,275)
Common shares issued
  for services                 503,887        504          -          -              -               -          297,174
Common shares issued for
  leasehold improvements        43,000         43          -          -              -               -           73,874
Vested common shares
  issued for services           20,000         20          -          -              -               -              (20)
Beneficial conversion feature
  of bridge financing (note 9)     -          -            -          -              -               -          215,900
Fair value of warrants
  granted to non-employees
  (notes 9 and 13)                 -          -            -          -         (124,500)            -          292,159
Beneficial conversion
  feature of  convertible
  preferred shares
  (note 9)                         -          -            -          -         (231,100)            -          231,100
Amortization of discount on
  convertible preferred shares     -          -            -          -          265,563             -              -
Beneficial conversion
  feature of convertible notes
  payable (note 13)                -          -            -          -              -               -          706,409
Compensation cost of options
  granted to employees (note 14)   -          -            -          -              -               -           95,318
Cancellation of common
  shares (note 2)              (75,000)       (75)         -          -              -               -         (193,275)
Conversion of preferred
  shares                     1,944,038      1,944         (299)        (1)           -               -           (1,943)
Common shares issued to
  settle dividends on
  preferred shares             184,295        184          -          -              -               -           25,358
Common shares
  issued for cash              625,000        625          -          -              -               -          216,250
Fair value of warrants granted
  on
  research and development
  (note 12)                        -          -            -          -              -               -           38,500


--------------------------------------------------------------------------------------------------------------------------
                                                                 Accumulated          Total
                                                                       Other   Stockholders
                                        Share     Accumulated  Comprehensive         Equity
                                Subscriptions         Deficit         Income   (Deficiency)
--------------------------------------------------------------------------------------------------------------------------
Common shares issued
  for wages                             -               -              -          227,625
Common shares issued for
  share issue costs                     -               -              -           36,822
Share issue costs                       -               -              -         (190,275)
Common shares issued
  for services                          -               -        297,678
Common shares issued for
  leasehold improvements                -               -              -           73,917
Vested common shares
  issued for services                   -               -              -
Beneficial conversion feature
  of bridge financing (note 9)          -               -              -          215,900
Fair value of warrants
  granted to non-employees
  (notes 9 and 13)                      -               -              -          167,659
Beneficial conversion
  feature of  convertible
  preferred shares
  (note 9)                              -               -              -                -
Amortization of discount on
  convertible preferred shares          -        (265,563)             -                -
Beneficial conversion
  feature of convertible notes
  payable (note 13)                     -               -              -          706,409
Compensation cost of options
  granted to employees (note 14)        -               -              -           95,318
Cancellation of common
  shares (note 2)                       -               -              -         (193,350)
Conversion of preferred
  shares                                -               -              -                -
Common shares issued to
  settle dividends on
  preferred shares                      -               -              -           25,542
Common shares
  issued for cash                       -               -              -          216,875
Fair value of warrants granted
  on
  research and development
  (note 12)                             -               -              -           38,500


Globus Wireless Ltd.
Consolidated Statements of Stockholders' Deficiency (continued)

$ United States

Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------------------------------------------------
                                                                             Discount on
                                                                             Convertible    Exchangeable     Additional
                                  Common Shares        Preferred Shares        Preferred       Shares of        Paid-in
                               --------------------    --------------------
                                Number     Amount       Number     Amount         Shares      Subsidiary        Capital
--------------------------------------------------------------------------------------------------------------------------
Common shares issued on
  conversion of convertible
  notes payable (note 13)      126,211        126          -          -              -               -           15,273
Common shares issued in
  lieu of cash payment of
  interest on convertible
  notes payable                  3,789          4          -          -              -               -              462
Common shares issued
  to settle lawsuit (note 11)  400,000        400          -          -              -               -          151,600
Uncollectible notes receivable
  previously issued for
  common shares (note 7)           -          -            -          -              -               -          293,186
Dividends on preferred shares      -          -            -          -              -               -              -
Loss                               -          -            -          -              -               -              -

---------------------------------------------------------------------------------------------------------------------------
Balance, October
  31, 2001                  16,890,174    $16,890        1,201    $     1    $   (90,037)    $ 2,108,538    $11,872,131
---------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
                                                                 Accumulated          Total
                                                                       Other   Stockholders
                                        Share     Accumulated  Comprehensive         Equity
                                Subscriptions         Deficit         Income   (Deficiency)
--------------------------------------------------------------------------------------------------------------------------
Common shares issued on
  conversion of convertible
  notes payable (note 13)               -               -              -           15,399
Common shares issued in
  lieu of cash payment of
  interest on convertible
  notes payable                         -               -              -              466
Common shares issued
  to settle lawsuit (note 11)           -               -              -          152,000
Uncollectible notes receivable
  previously issued for
  common shares (note 7)                -               -              -          293,186
Dividends on preferred shares           -          (146,443)           -         (146,443)
Loss                                    -       (10,677,008)           -      (10,677,008)

---------------------------------------------------------------------------------------------------------------------------
Balance, October
  31, 2001                             $-      $(16,639,518)    $(12,601)     $(2,744,596)
---------------------------------------------------------------------------------------------------------------------------

         Globus Wireless Ltd.
         Consolidated Statements of Cash Flows

         $ United States

         Years ended October 31, 2001 and 2000

---------------------------------------------------------------------------------------------------------------------------
                                                                                                     2001                2000
---------------------------------------------------------------------------------------------------------------------------

         Cash flows from operating activities:
         Loss                                                                               $  (10,677,008)     $  (1,205,613)
              Non cash items:
                 Amortization                                                                      375,166            132,316
                 Amortization of deferred financing costs                                           56,598                -
                 Amortization of discount on convertible notes payable                             136,772                -
                 Common shares and convertible promissory note issued to settle lawsuit            220,000                -
                 Common shares issued for leasehold improvements                                    73,917                -
                 Common shares issued for services                                                 297,678             62,500
                 Common shares issued for subscription received in prior year                          -                8,333
                 Common shares issued for wages                                                    227,625                -
                 Common shares issued in lieu of cash payment of interest on
                   convertible notes payable                                                           466                -
                 Compensation cost of options issued to employees                                   95,318             57,905
                 Conversion feature of bridge financing payable                                    215,900            125,000
                 Fair value of warrants issued to non-employees                                        -              101,500
                 Research and development costs paid with convertible
                   promissory note and warrants                                                    399,500                -
                 Write-down of wholesale and retail distribution assets                          4,117,268                -
              Changes in non cash working capital:
                 Decrease (increase) in accounts receivable                                      4,745,700         (4,306,966)
                 Decrease (increase) in inventory                                                1,136,030           (422,440)
                 Decrease in prepaid expenses                                                       18,576             63,539
                 (Decrease) increase in accounts payable                                        (3,394,069)         3,526,599
---------------------------------------------------------------------------------------------------------------------------
                                                                                                (1,954,563)        (1,857,327)
         Cash flows from investing activities:
             Loans and other advances                                                               82,508            (82,508)
             Purchase of fixed assets                                                             (229,940)          (166,087)
             Website development costs                                                             (22,763)           (33,516)
             Purchase of patents and trademarks                                                    (14,563)            (7,084)
             Advances to former shareholders of PCI Marketing & Communications Inc. (note 2)      (259,498)               -
             Business combinations (note 2)                                                        (58,978)            21,022
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  (503,234)          (289,195)
         Cash flows from financing activities:
             Common stock issued for cash, net of share issue costs                                 63,422          1,617,194
             Repayment of loans payable to related parties                                        (780,375)          (159,745)
             Repayment of due to stockholders                                                     (327,484)               -
             Proceeds from bridge financing payable                                              1,000,000            500,000
             Proceeds from notes payable                                                           475,000                -
             Proceeds from convertible notes payable                                             2,135,000                -
             Financing costs paid                                                                 (360,500)               -
---------------------------------------------------------------------------------------------------------------------------
                                                                                                 2,205,063          1,957,449

---------------------------------------------------------------------------------------------------------------------------
         Decrease in cash and cash equivalents                                                    (252,734)          (168,051)

         Cash and cash equivalents, beginning of year                                              319,511            487,562

---------------------------------------------------------------------------------------------------------------------------
         Cash and cash equivalents, end of year                                             $       66,777      $     319,511
---------------------------------------------------------------------------------------------------------------------------

         Supplemental cash flow information:
                Interest paid                                                               $      207,391      $      46,009
                Income taxes paid                                                                      -                  -
---------------------------------------------------------------------------------------------------------------------------

         Globus Wireless Ltd.
         Consolidated Statements of Cash Flows (continued)

         $ United States

         Years ended October 31, 2001 and 2000
------------------------------------------------------------------------------------------------------------------------------
                                                                                                     2001                2000
------------------------------------------------------------------------------------------------------------------------------

         Non-cash financing and investing activities:
                Common shares issued for subscriptions made in prior year                              -              435,475
                Common shares issued for subscriptions received in prior year                          -                8,333
                Exchangeable shares of subsidiary issued upon business combination               2,215,354                -
                Amounts receivable extinguished by cancellation of exchangeable shares
                        of subsidiary                                                              106,816                -
                Preferred shares issued upon conversion of bridge financing                      1,500,000                -
                Common shares issued for notes receivable                                          108,333            184,853
                Common shares issued for wages                                                     227,625                -
                Common shares issued for share issue costs                                          36,822                -
                Common shares issued for services                                                  297,678             62,500
                Common shares issued for leasehold improvements                                     73,917                -
                Beneficial conversion feature of bridge financing                                  215,900                -
                Fair value of warrants granted to non-employees                                    292,159            101,500
                Beneficial conversion feature of convertible preferred shares                      231,100                -
                Amortization of discount on convertible preferred shares                           265,563                -
                Beneficial conversion feature of convertible notes payable                         706,409                -
                Compensation cost of options granted to employees                                   95,318             57,905
                Common stock issued on business combination                                            -              773,400
------------------------------------------------------------------------------------------------------------------------------
                Cash consideration payable on business combination                                     -              489,717
                Common shares cancelled (note 2)                                                   193,350                -
                Common shares issued to settle accrued dividends on preferred shares                25,542                -
                Accrued dividends on preferred shares                                              146,443                -
                Extinguishment of amount due to stockholder (note 2)                               162,233                -
                Common shares issued on conversion of convertible notes payable                     15,399                -
                Common shares issued in lieu of cash payment of interest on convertible
                        notes payable                                                                  466                -
                Common shares and convertible promissory note issued to settle lawsuit             220,000                -


         See accompanying notes to consolidated financial statements.

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         Globus Wireless Ltd. ("the Company" or "Globus") was incorporated under the laws of the State of Nevada on June 10, 1987. The major activities of the Company include the wholesale and retail distribution of cellular phones and related accessories in North America, specific absorbtion rate ("SAR") compliance testing of wireless devices and developing SAR solutions for wireless devices. (See notes 7 and 12)

         1.   Significant accounting policies:

              (a) Going concern
                  These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at October 31, 2001 the Company was in default of certain debt obligations, had a significant working capital deficiency and deficit and has suffered recurring losses from operations. The application of the going concern concept is dependent upon the company's ability to generate future profitable operations and receive continued financial support from its suppliers, shareholders and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to continue to negotiate with creditors and to pursue debt and equity financing to support operations until operations become profitable. Management anticipates equity financing to occur during the first and second quarter of fiscal 2002. Further, subsequent to October 31, 2001 management decided to discontinue certain areas of the business including the wholesale and retail distribution of cellular phones and related accessories, which has comprised all of the Company's product sales in the years presented.

                  As a result, the Company is now focused solely on SAR compliance testing and developing SAR solutions for wireless devices using wireless technologies recently acquired as described in note 7. Management believes the plans described above will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful as such plans are contingent upon ongoing support from various creditors. Failure to maintain the support of creditors, obtain additional external debt or equity financing and generate sufficient working capital from operations through the exclusive focus on SAR compliance testing and developing other wireless technologies, will cause the Company to curtail operations and the Company's ability to continue as a going concern will be impaired. The outcome of these matters cannot be predicted at this time.
              (b) Economic Dependence
                  The incurrence of certain research and development costs as noted in note 12, as well as the revised business plan to focus exclusively on SAR compliance testing and developing SAR solutions for wireless devices, as noted in note 7, has caused the Company to be economically dependent upon one employee. The Company has signed an employment agreement with this employee that expires February 29, 2004.

              (b) Basis of presentation and consolidation

                  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

              (c) Use of estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant areas requiring management to make estimates include the useful life and impairment in value of fixed assets and goodwill.

              (d) Inventories

                  Inventories are recorded at the lower of cost, determined on a first in, first out basis, and net realizable value.

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 2)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         1.   Significant accounting policies (continued):

              (e) Fixed assets

                  Fixed assets are recorded at cost. The carrying values of fixed assets are reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment (see note 7). Amortization is provided annually on a straight-line basis over the assets' estimated useful lives as follows:

-------------------------------------------------------------------------------------------------------------------
                  Computer equipment                                                                                  5 years
                  Computer software                                                                                   2 years
                  Furniture and fixtures                                                                              5 years
-------------------------------------------------------------------------------------------------------------------
                  Leasehold improvements                                                                              5 years
                  Research and development equipment                                                                  5 years


              (f) Website development

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

              (g) Patents and trademarks

                  Patents and trademarks are recorded at cost. Amortization is provided annually on a straight-line basis over five years.

              (h) Goodwill

                  Goodwill represents the excess of the purchase price over the fair value of assets acquired in business acquisitions accounted for under the purchase method. The carrying value of goodwill is reviewed on a regular basis for the existence of facts and circumstances, both internally and externally, that may suggest impairment (see note 7). Amortization is provided annually on a straight-line basis over fifteen years.

              (i) Revenue recognition

                  Revenue from the sale of products is recognized at the time of shipment of inventory when the risks and rewards of ownership have transferred to the customer. Revenue from engineering and SAR compliance testing services is recognized ratably over the contract period.

              (j) Income taxes

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

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 3)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         1.   Significant accounting policies (continued):

              (j) Income taxes (continued)
                  Although the Company has consolidated loss carryforwards of approximately $10,000,000 available, no amount has been reflected on the balance sheet for deferred income taxes as any deferred income tax asset has been fully offset by a valuation allowance.

              (l) Translation of financial statements

                  The functional currency of the Company and its subsidiaries is the United States dollar. The Company's subsidiaries operate in Canada and their operations are conducted in Canadian currency. However, their functional currency has been determined to be United States dollars as they are a direct and integral component of the Company's operations. The method of translation applied is as follows:
                  i) Monetary assets and liabilities are translated at the rate of exchange in effect at the balance sheet date, being US $1.00 per Cdn $1.5800 at October 31, 2001 (2000 -
                      $1.5315).
                  ii) Non-monetary assets and liabilities are translated at the rate of exchange in effect at the date the transaction occurred.
                  iii)Revenues and expenses are translated at the exchange rate in effect at the transaction date.
                  iv) The net adjustment arising from the translation is
                      included in the consolidated statement of loss and comprehensive loss.

              (m) Financial instruments

                  The fair values of cash and cash equivalents, accounts receivable, loans and other advances and accounts payable and accrued liabilities approximate their carrying values due to the relatively short period to maturity of these instruments. The fair values of loans payable to related parties and amounts due to stockholders are not readily determinable due to the related party nature of the amounts and the absence of an active trading market for such instruments. The fair value of the bridge financing payable and all convertible promissory notes and convertible notes payable approximate their carrying amounts due to their fixed interest rates approximating interest rates for similar instruments at the financial statement date. The maximum credit risk exposure for all financial assets is the carrying amount of that asset.

              (n) Loss per share

                  Basic loss per share has been calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, which includes the effect of shares issuable for little or no consideration (note 2). Income available to common shareholders excludes dividends declared and cumulative dividends on preferred shares, if any. In calculating diluted loss per share, the Company considers the dilutive effect of assuming the full exercise of stock options (note 14) and stock purchase warrants (notes 9, 12 and 13), and the full conversion of convertible preferred shares (note 9) and convertible notes payable (note 13). However, as the Company has a loss in each of the periods presented, all such securities are anti-dilutive and basic and diluted loss per share is the same.

              (o) Stock option plans
                  During the year ended October 31, 1999, the Board of Directors approved a stock option plan whereby directors, officers, consultants and employees of the Company could be granted options to subscribe for restricted stock of the Company. Options granted pursuant to this plan are not subject to a vesting period, have exercise periods of not more than ten years from the date of grant, and have exercise prices not less than 85% of the fair market value of the Company's common stock at the date of grant.

                  During the year ended October 31, 2001, the Company approved a stock option plan whereby directors, key employees and consultants of the Company could be granted options to subscribe for up to a maximum, in aggregate, of 2,400,000 common shares of the Company. The exercise price and vesting period are determined by the Board of Directors at the time of grant and are exercisable for up to 5 years or as otherwise determined by the Board.

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 4)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         1.   Significant accounting policies (continued):

              (o) Stock option plans (continued)
                  The Company applies APB Opinion No. 25 in accounting for stock options granted to employees whereby compensation cost is recorded only to the extent that the market price exceeds the exercise price at the date of grant. Options granted to non-employees are accounted for at their fair value at the date the related services are provided.

              (p) Cash and cash equivalents

                  Cash and cash equivalents are comprised of the following amounts:

------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2001               2000
------------------------------------------------------------------------------------------------------------------------------
                  Cash                                                                       $      66,777      $     120,595
                  Interest bearing deposit                                                             -              198,916
------------------------------------------------------------------------------------------------------------------------------
                                                                                             $      66,777      $     319,511
------------------------------------------------------------------------------------------------------------------------------

                  The Company considers all highly liquid securities with an original term to maturity of three months or less to be cash equivalents.

              (q) Research and development

                  Research and development costs are expensed as incurred.

              (r) Recent accounting pronouncements

                  In July 2001, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations to be accounted for using the purchase method of accounting and is effective for all business combinations initiated after June 30, 2001. SFAS 142 requires goodwill to be tested for impairment under certain circumstances, and written off when impaired, rather than being amortized as previous standards required. SFAS 142 is effective for fiscal yeas beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been previously issued. The adoption of SFAS 141 did not have a material effect on the Company's operating results or financial condition. Adoption of SFAS 142 is not expected to materially impact the Company's operating results or financial condition.

         2.   Business combinations:

              PCI Marketing & Communications Inc. ("PCI")

              On December 31, 2000, the Company acquired PCI for a total purchase price of $2,330,635 in a transaction accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. PCI's principal activity is the online retail sale of wireless communication products. Pursuant to the terms of an amalgamation and re-organization agreement, PCI amalgamated with 906548 Alberta Inc., a wholly owned subsidiary of the Company, and formed Globus Online Inc. The former stockholders of PCI received 9,481,100 Class A non-voting exchangeable shares of Globus Online Inc., valued at $0.23366 per share, in exchange for all of the outstanding shares of PCI on a one for one basis upon amalgamation. The former PCI stockholders may exchange their Class A shares of Globus Online Inc. for common shares of the Company, at the option of the holder, at any time for a period of three years from the date of issuance. The number of common shares of the Company to be exchanged for each Class A share of Globus Online Inc. will be based on the fair market value of the Company's common shares at the date of exchange, such that an equal value of the Company's common shares will be issued for the value of the Class A shares exchanged, valued at $0.23366 per share. Any unexchanged Class A shares of Globus Online Inc. outstanding at December 31, 2003 will be automatically exchanged for common shares of the Company. Accordingly, the acquisition has been recorded at $2,330,635 being the value of the 9,481,100 Class A shares of $2,215,354 plus direct acquisition costs of $115,281.

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 5)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         2.   Business combinations (continued):

              None of the Class A shares of Globus Online Inc. held by the former shareholders of PCI have been exchanged for common shares of the Company at October 31, 2001. During 2001, amounts receivable from two of the former shareholders of PCI of $106,816 were extinguished by the cancellation of 457,142 Class A exchangeable common shares of Globus Online Inc. held by the former shareholders. Accordingly, the value of the remaining Class A shares issued of $2,108,538 has been disclosed as a separate component of stockholders' equity called "Exchangeable shares of subsidiary".

              The actual number of common shares to be issued upon conversion of the Class A non-voting exchangeable shares of Globus Online Inc. is currently being disputed by the Company. A number of issues require resolution before the number of shares issuable can be determined. Basic loss per share includes the effect of the conversion of the exchangeable shares using the Company's common stock price at October 31, 2001 as they are exchangeable for no further consideration.

              The purchase price allocation is based on management's estimate of the fair values of PCI's tangible assets and liabilities.

              Allocation of the purchase price is as follows:
                  Cash                                                                                                $ 56,303
                  Accounts receivable                                                                                    7,388
                  Inventory                                                                                              4,257
                  Fixed assets                                                                                          49,968
                  Accounts payable and accrued liabilities                                                            (307,327)
                  Due to shareholders                                                                                   (5,778)
                  Due to Globus Wireless Ltd.                                                                         (146,904)
                  Goodwill                                                                                           2,672,728
-------------------------------------------------------------------------------------------------------------------------------
                  Net assets acquired                                                                              $ 2,330,635
-------------------------------------------------------------------------------------------------------------------------------
              The purchase consideration is summarized as follows:
                  Exchangeable Class A shares of Globus Online Inc.                                                $ 2,215,354
                  Acquisition costs                                                                                    115,281
-------------------------------------------------------------------------------------------------------------------------------
                  Total purchase price                                                                             $ 2,330,635
-------------------------------------------------------------------------------------------------------------------------------

              The pro forma consolidated financial information for the twelve month periods ended October 31, 2001 and 2000, determined as if the acquisition of PCI had occurred on November 1 of each period, would have resulted in the following:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2001                2000
-------------------------------------------------------------------------------------------------------------------------------
              Revenues                                                                       $  19,903,089      $    7,052,348
              Loss                                                                           $ (10,801,910)     $   (1,540,563)
              Basic and diluted loss per share                                               $      (0.77)      $       (0.12)
-------------------------------------------------------------------------------------------------------------------------------

              This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and PCI been combined during the specified periods.

              Edge Continental, Inc. ("Edge")

              Effective September 1, 2000, Globus acquired Edge for a total purchase price of $1,545,262 in a transaction accounted for under the purchase method of accounting in accordance with APB Opinion No. 16. Edge's principal activity is the wholesale distribution of cellular phones and related accessories. Globus issued 300,000 shares of its common stock with a fair value of $773,400, agreed to pay cash consideration of $679,579 and paid direct acquisition costs of $92,283 for all of the outstanding common stock of Edge. The common stock issued by Globus was valued using the average of Globus' stock price on the date the transaction was announced and the prices of the stock two days before and after the announcement. The cash consideration was payable in increments of $169,895 on October 31, 2000, December 31, 2000, March 31, 2001
              and June 30, 2001. Outstanding cash consideration, bears interest at 6% per annum and is unsecured.

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 6)

         $ United States

         Years ended October 31, 2001 and 2000

-------------------------------------------------------------------------------------------------------------------------------

         2.   Business combinations (continued):

              The purchase price allocation is based on management's estimate of the fair values of Edge's tangible assets and liabilities.

              Allocation of the purchase price is as follows:
                  Cash                                                                                        $        303,167
                  Accounts receivable                                                                                  531,714
                  Inventories                                                                                          721,451
                  Prepaid expenses                                                                                      19,683
                  Fixed assets                                                                                          85,446
                  Accounts payable and accrued liabilities                                                            (546,709)
                  Loans payable to related parties                                                                    (940,120)
                  Goodwill                                                                                           1,370,630
-------------------------------------------------------------------------------------------------------------------------------
                  Net assets acquired                                                                         $      1,545,262
-------------------------------------------------------------------------------------------------------------------------------

              The purchase consideration is summarized as follows:
                  Common stock                                                                                $        773,400
                  Cash                                                                                                 189,862
                  Due to stockholders                                                                                  489,717
                  Acquisition costs                                                                                     92,283
-------------------------------------------------------------------------------------------------------------------------------
                  Total purchase price                                                                        $      1,545,262
-------------------------------------------------------------------------------------------------------------------------------

              The pro forma consolidated financial information for the year ended October 31, 2000, determined as if the acquisition of Edge had occurred on November 1, 2000, would have resulted in the following:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         2000
-------------------------------------------------------------------------------------------------------------------------------
              Sales                                                                                             $  11,447,000
              Loss                                                                                              $    (973,000)
              Loss per share                                                                                    $       (0.08)
-------------------------------------------------------------------------------------------------------------------------------

              This unaudited pro forma information is presented for illustrative purposes only and is not necessarily indicative of the results of operations in future periods or results that would have been achieved had the Company and Edge been combined during the specified period.

              During the year ended October 31, 2001, pursuant to a resignation and settlement agreement with one of the former shareholders of Edge, the Company cancelled 75,000 common shares that were originally issued to acquire Edge. The original value of the cancelled shares of $193,350, along with the cancellation of a note payable of $162,233, were recorded as a reduction of goodwill related to the acquisition with corresponding reductions of stockholders' equity and due to stockholders.

         3.   Fixed assets:

             2001                                                                              Accumulated
                                                                                              Amortization           Net Book
                                                                                  Cost     and Write-downs              Value
             Computer equipment                                        $        71,444      $       43,773       $     27,671
             Computer software                                                  54,030              46,152              7,878
             Furniture and fixtures                                            301,122             291,760              9,362
             Leasehold improvements                                            114,584             114,584                -
             Engineering and testing equipment                                 359,174             162,523            196,651
-------------------------------------------------------------------------------------------------------------------------------
                                                                       $       900,354      $      658,792       $    241,562
-------------------------------------------------------------------------------------------------------------------------------

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 7)

         $ United States

         Years ended October 31, 2001 and 2000

-------------------------------------------------------------------------------------------------------------------------------

         3.   Fixed assets (continued):

             2000                                                                              Accumulated           Net Book
                                                                                  Cost        Amortization              Value
-------------------------------------------------------------------------------------------------------------------------------
             Computer equipment                                        $        71,444      $       12,583       $     58,861
             Computer software                                                  38,274              29,091              9,183
             Furniture and fixtures                                             64,530              25,730             38,800
             Leasehold improvements                                            114,584              21,550             93,034
             Research and development equipment                                344,288             115,428            228,860
                                                                       $       633,120      $      204,382       $    428,738

         4.   Website development:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2001               2000
-------------------------------------------------------------------------------------------------------------------------------

              Capitalized costs                                                             $       56,279      $      33,516
              Accumulated amortization and write-down (Note 7)                                     (40,924)            (1,397)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            $       15,355      $      32,119
-------------------------------------------------------------------------------------------------------------------------------

         5.   Patents and trademarks:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2001               2000
-------------------------------------------------------------------------------------------------------------------------------

              Capitalized costs                                                             $       42,190      $      27,627
              Accumulated amortization and write-down (Note 7)                                     (27,067)            (6,984)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            $       15,123      $      20,643
-------------------------------------------------------------------------------------------------------------------------------

         6.   Goodwill:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2001               2000
-------------------------------------------------------------------------------------------------------------------------------

              Capitalized costs                                                             $    3,687,775      $   1,370,630
              Accumulated amortization and write-downs (note 7)                                 (3,687,775)           (15,221)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            $     -             $   1,355,409
-------------------------------------------------------------------------------------------------------------------------------

         7.   Write-down of wholesale and retail distribution assets:

              During the years ended October 31, 2001 and 2000, the Company paid $2,330,635 and $1,545,262, respectively, for the tangible assets and liabilities of PCI and Edge (see note 2). As at October 31, 2001, the wholesale and retail distribution of cellular phones and related accessories business, including the assets of PCI and Edge had sustained substantial operating losses. Subsequent to October 31, 2001, the Company decided to discontinue its operations related to the PCI and Edge acquisitions as well as the pre-existing operations related to the wholesale and retail distribution of cellular phones and related accessories in North America. Related to this decision, the Company has written down certain assets to their estimated fair value. Details of the total amount of write-down are as follows:

              Notes receivable originally issued to employees of PCI and Edge
                in exchange for common shares                                                                   $     293,186
              Fixed assets                                                                                            354,061
              Website development                                                                                      22,763
              Patents and trademarks                                                                                   14,563
              Goodwill                                                                                              3,432,695
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                $   4,117,268
-------------------------------------------------------------------------------------------------------------------------------

              Fair value has been determined by employment of a discounted cash flow model.

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 8)

         $ United States

         Years ended October 31, 2001 and 2000

-------------------------------------------------------------------------------------------------------------------------------

         7.   Write-down of wholesale and retail distribution assets (continued):

              In addition, management has made the determination that inventories on hand as at October 31, 2001 related to the wholesale distribution of cellular phones and related accessories were required to be written-down to their net realizable value of $12,118. This additional write-down of the inventories from the initial cost of approximately $730,000 has been added to cost of sales and has not been included as a separate line item on the statements of loss and comprehensive loss.

         8.   Loans payable to related parties:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2001               2000
-------------------------------------------------------------------------------------------------------------------------------
              Note payable, due on demand, interest payable monthly at prime minus 1%, secured by a general security
                  agreement over the assets of the Company.                                  $         -        $      19,960
              Note payable, due on demand, interest
                  payable monthly at 30%, secured by a general security
                  agreement over the assets of the Company.                                            -               78,355
              Notes payable, due on demand,
                  interest payable monthly at 20%, unsecured.                                          -              118,560
              Notes payable, due on demand, interest payable
                  monthly at 20%, secured by a general security
                  agreement over the assets of the Company.                                            -              302,318
              Notes payable, due on demand, interest payable
                  monthly at 37.34%, secured by a general security
                  agreement over the assets of the Company.                                            -              261,182

-------------------------------------------------------------------------------------------------------------------------------
                                                                                             $         -        $     780,375
-------------------------------------------------------------------------------------------------------------------------------

              During 2001, the Company repaid all loans payable to related parties.

              All of the above amounts were payable to related parties who are immediate family members of the former shareholders of Edge, except for $59,794 of the unsecured notes payable bearing interest at 20% which were payable to an employee and an associate of the former shareholders of Edge.

              During the year ended October 31, 2001, the Company paid interest of $60,036 (2000 - $39,631) on the loans payable to related parties.

         9.   Bridge financing payable:

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

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 9)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         9.   Bridge financing payable (continued):

              The common share purchase warrants have an exercise price of $1.9862 per common share and expire on January 2, 2006.

              A deemed discount existed at the date of issue of the $250,000 of bridge financing received on November 21, 2000, due to both the fair value of attached warrants and the resultant beneficial conversion option. As this financing was due December 21, 2000, the deemed debt discount, aggregating $132,900 was charged against income during the period from November 21, 2000 to December 21, 2000. In conjunction with the conversion of the bridge financing, fully vested common share purchase warrants were issued on January 2, 2001 as an inducement to the holder of the $500,000 of bridge financing to convert to preferred shares. The fair value of these warrants of $83,000 has been recorded by a charge against income at the date of their issuance. Consideration for the $750,000 of financing received on January 2, 2001 consisted of preferred shares and warrants. In accordance with EITF 98-5 and EITF 00-27, with respect to the fair value assigned to the warrants, the deemed discount of $124,500 is being recognized by a charge against equity, over the period from January 2, 2001 to the forced conversion date into common shares of December 29, 2003, and the deemed discount due to the beneficial conversion option of $231,100 was amortized over the period from January 2, 2001 to the first conversion date of April 28, 2001. The fair value of the warrants was determined using the Black Scholes pricing model using the following assumptions: a two year expected life, volatility factor of 40%, risk free rate of 6.5%, and no expected dividend yield.

              For the year ended October 31, 2000, the $500,000 bridge financing payable contained a beneficial conversion feature as it was convertible into preferred shares that were convertible at prices that were less than the market price of the common shares at the date of issuance. Accordingly, interest expense of $125,000 and a corresponding increase in additional paid-in capital was recorded in the 2000 statements of loss and comprehensive loss and stockholders' deficiency.

         10.  Notes payable:

              Notes payable are due December 26, 2001 and are secured by a pledge by the Company, in the event of default, to issue an amount of its common stock with a value of two times the sum of the outstanding principal and unpaid interest. $300,000 and $175,000 of the notes payable bear interest at 30% and 24% per annum respectively, payable monthly.

              The notes payable were overdue subsequent to October 31, 2001, however, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors elect to exercise their rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of $950,000 in full settlement of its obligations.

         11.  Convertible promissory note to shareholder:

              Pursuant to a technology licensing agreement, the Company was required to make periodic payments to an individual who is the Company's founder, major stockholder and former President. Technology license payments owing under the agreement amounted to approximately $480,000 and $360,000 at October 31, 2001 and 2000 respectively.

              During 1999, the Company launched a lawsuit against its former President for breach of his fiduciary duties. As part of its claims against its former President, the Company contends that its obligations under the agreement have been eliminated. Consequently, no accrual for technology license payments has been made as at October 31, 2000 and July 31, 2001.

              On August 20, 2001, the Company reached a settlement with Company's former President. As full settlement of all claims and counter claims, the Company issued 400,000 common shares with a fair value of $152,000 and a convertible promissory note in the amount of $68,000 due in February 2002. The convertible promissory note to shareholder does not bear interest, is unsecured and is convertible, upon default, into common shares of the Company after February 2002 at 75% of the average of the Company's common stock for the ten days immediately prior to conversion. The total cost of settlement of $220,000 has been recorded in the current year and has been included in general and administrative expense less approximately $52,000 previously recorded.

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 10)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         12.  Research and Development:

              Effective August 1, 2001, the Company incurred costs related to two research and development projects at a total cost of $450,000. The consideration is summarized as follows:

              Cash on closing                                                                                       $    28,500
              Convertible Promissory Note                                                                               383,000
              Fair Value of non-contingent warrants                                                                      38,500
-------------------------------------------------------------------------------------------------------------------------------
              Total purchase price                                                                                  $   450,000
-------------------------------------------------------------------------------------------------------------------------------

              The convertible promissory note is secured by a general security agreement over the two research and development projects and bears interest at prime plus 1%. Principle repayments are approximately as follows:

              September 1, 2001                                                                                    $     22,000
              October 1, 2001                                                                                            25,000
              November 1, 2001                                                                                           56,000
              February 1, 2002                                                                                           56,000
              May 1, 2002                                                                                                56,000
              August 1, 2002                                                                                             56,000
              November 1, 2002                                                                                           56,000
              February 1, 2003                                                                                           56,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        383,000
              Less amounts paid to October 31, 2001                                                                     (22,000)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                  $    361,000
-------------------------------------------------------------------------------------------------------------------------------

              The convertible promissory note is convertible, upon default by the Company, into common shares of the Company at 85% of the 10 day average quoted price of the Company's common shares prior to conversion. The creditor considers the Company to be insolvent and, accordingly, in default on the terms under the general security agreement on the convertible promissory note. The creditor has engaged legal counsel who has notified the Company of the creditor's intent to exercise their security rights over the technology projects on February 18, 2002. Alternatively, if the creditor elects to exercise their conversion rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of approximately $425,000 in full settlement of its obligations. The Company is currently negotiating with the creditor on this matter.

              In addition to the cash and convertible promissory notes, the Company agreed to grant 500,000 common share purchase warrants with exercise prices fixed at 85% of the market at the time of grant, exercisable for 3 years from grant date, issuable as follows:

              a)       150,000 prior to October 31, 2001; and
              b)       350,000 based on specific on performance criteria.

              The fair value of the 150,000 non-contingent warrants was determined using the Black Scholes pricing model using the following assumptions: the three year life of the warrants, volatility factor of 130%, risk free rate of 4% and no expected dividend yield.

              Future share purchase warrants that become no longer contingent will be recorded as determinable.

              The research and development included technology projects referred to as "Fast Specific Absorption Rate Measurement or Fast SAR" and "Specific Absorption Rate Measurement Reduction Module or SAR Measurement Reduction Module". When fully developed, Fast SAR may enable the measurement of the SAR of a particular device in a matter of seconds that may have application, for example, on production lines for wireless devices. When fully developed, the SAR Measurement Reduction Module may enable further reduction of the SAR of wireless devices with limited impact on the performance of that wireless device.

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 11)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------


         13.  Convertible notes payable, net of discounts:

                                                              Balance                                                Balance,
             Due Date                                October 31, 2001           Issued           Converted   October 31, 2001
-------------------------------------------------------------------------------------------------------------------------------
             May 31, 2003        (i)                   $          -    $       800,000      $     (12,591)       $    787,409
             June 6, 2003       (ii)                              -            450,000                 -              450,000
             July 24, 2003     (iii)                              -            250,000             (2,808)            247,192
             August 16, 2003    (iv)                              -            250,000                 -              250,000
             October 3, 2003     (v)                              -            150,000                 -              150,000
             October 16, 2003   (vi)                              -            150,000                 -              150,000
             October 31, 2003  (vii)                              -             85,000                 -               85,000

-------------------------------------------------------------------------------------------------------------------------------
                                                       $          -    $     2,135,000      $     (15,399)       $  2,119,601
-------------------------------------------------------------------------------------------------------------------------------
              Unamortized  discount  related  to  the  beneficial  conversion  option  on and
                  warrants granted in conjunction with the convertible notes payable                                 (737,296)
-------------------------------------------------------------------------------------------------------------------------------
              Unamortized cash financing costs                                                                       (303,902)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                                                 $  1,078,403
                                                                                                                 ==============

              Convertible notes payable bear interest at 8% and are convertible into common stock of the Company at the lesser of:

              a) (i) $0.48; (ii) $0.448; (iii) $0.421; (iv) $0.368; (v) $0.232;
                 (vi) $0.165; (vii) $0.104.

              b) 80% of the average of the three lowest closing bid prices of the Company's common stock for the thirty days immediately prior to the conversion date.

              In conjunction with the notes, the Company granted the following warrants:

-------------------------------------------------------------------------------------------------------------------------------
              Expiry date                                                 Exercise Price                               Number
-------------------------------------------------------------------------------------------------------------------------------

              May 31, 2004                                                         $1.78                              320,000
              June 6, 2004                                                         $1.78                              180,000
              July 24, 2004                                                        $1.15                              100,000
              August 16, 2004                                                      $1.15                              100,000
              October 3, 2004                                                      $1.15                               60,000
              October 16, 2004                                                     $1.15                               60,000
              October 31, 2004                                                    $0.144                               34,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                                      854,000
-------------------------------------------------------------------------------------------------------------------------------

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 12)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         13.  Convertible notes payable, net of discounts (continued):

              The convertible notes payable contain a beneficial conversion feature as the note holders were granted common share purchase warrants and the notes are convertible into common shares at prices that are less than the market price at the date of issuance, both of which result in the convertible notes payable initially being recorded at a carrying amount which is less than their face value. The note proceeds attributable to the warrants was estimated to be $167,659 and has been recorded as a discount on the convertible notes payable. The fair value of the note proceeds attributable to the warrants was determined using the Black Scholes pricing model using the following assumptions: the three year life of the warrants, volatility factor of 190%, risk free rate of 4% and no expected dividend yield. The intrinsic value of the beneficial conversion option has been calculated as $706,409 which is being accreted over the term of the debt in accordance with EITF 00-27. During 2001, $15,399 of the convertible notes payable and accrued interest were converted into 130,000 common shares. As a result, interest expense of $136,772, discount on the convertible notes payable of $737,296 and a corresponding increase in additional paid-in capital of $874,068 have been recorded in the consolidated balance sheet and consolidated statements of loss and comprehensive loss and stockholders' deficiency.

         14.  Stock options:

              The following options have been granted under the Company's stock option plans:

                  2001
-------------------------------------------------------------------------------------------------------------------------------
                               Number
                          outstanding,     Granted      Exercised    Expired            Number
                         beginning of      during        during      during          outstandin   Exercise price   Expiry
                                 year     the year      the year     the year        end of year   per share        date

                                21,333          -             -       (21,333)               -       $1.0625      July 5, 2001
                                10,000          -             -       (10,000)               -       $1.3270   August 31, 2001
                                48,000          -             -            -              48,000     $1.3270 December 21, 2001
                                   -        150,000           -            -             150,000       $0.50 December 21, 2001
                                   -         33,334           -            -              33,334     $0.5000    March 15, 2002
                               100,000       83,333      (33,333)          -             150,000     $0.8500      June 7, 2002
                                   -         50,000      (50,000)          -                 -       $1.6000      June 7, 2002
                                72,000          -             -       (16,000)            56,000     $1.8598   August 17, 2002
                                   -        125,000           -            -             125,000     $0.5000   August 31, 2002
                                   -         25,000           -            -              25,000     $0.5000September 25, 2002
                                   -         25,000           -            -              25,000     $0.3450September 25, 2002
                                   -        125,000           -            -             125,000       $0.50 February 15, 2003
                                10,000          -             -            -              10,000     $5.0000    March 28, 2003
                                   -        150,000           -      (100,000)            50,000     $1.7000   January 3, 2004
                                   -         16,000           -            -              16,000     $1.8598   January 3, 2004
                                   -        225,000           -            -             225,000     $0.5000      June 3, 2006
-------------------------------------------------------------------------------------------------------------------------------
                               261,333    1,007,667      (83,333)    (147,333)         1,038,334
-------------------------------------------------------------------------------------------------------------------------------

                  2000
-------------------------------------------------------------------------------------------------------------------------------
                               Number
                          outstanding,     Granted      Exercised    Expired            Number
                         beginning of      during        during      during          outstandin   Exercise price   Expiry
                                 year     the year      the year     the year        end of year   per share        date

                                42,666          -        (21,333)          -              21,333     $1.0625      July 5, 2001
                                   -         10,000           -            -              10,000     $1.3270   August 31, 2001
                                   -         48,000           -            -              48,000     $1.3270 December 21, 2001
                                12,122          -        (12,122)          -                 -       $0.1650    April 16, 2002
                                50,000       83,333      (33,333)          -             100,000     $0.8500      June 7, 2002
                                   -          7,500       (7,500)          -                 -       $4.0000    August 8, 2002
                                   -         23,000      (23,000)          -                 -       $1.3270    August 8, 2002
                                   -         72,000           -            -              72,000     $1.8598   August 17, 2002
                                   -         10,000           -            -              10,000     $5.0000    March 28, 2003
                                   -         10,000      (10,000)          -                 -       $1.6000    March 28, 2003
                                   -         20,000      (20,000)          -                 -       $4.0000    March 28, 2003
-------------------------------------------------------------------------------------------------------------------------------
                               104,788      283,833     (127,288)          -             261,333
-------------------------------------------------------------------------------------------------------------------------------

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 13)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         14.  Stock options (continued):

              Of the 1,007,667 stock options granted during 2001, the Company granted 199,333 fully vested options with exercise prices fixed at no less than 85% of the market value of the Company's common shares at the grant date. Accordingly, compensation cost of $95,318 (2000 - $57,905), representing the excess of the market price over the exercise price of the options granted, has been included in the determination of the loss for the period.

              The Company applies APB Opinion No. 25 in accounting for its stock options. Had the Company determined compensation cost based on the fair value at the grant date for its employee stock options under SFAS 123 the Company's loss would have increased to the pro forma amounts indicated below:

-------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2001                2000
-------------------------------------------------------------------------------------------------------------------------------

              Loss
                As reported                                                                  $(10,677,008)      $  (1,205,613)
                Pro forma                                                                     (11,255,978)         (1,375,613)
-------------------------------------------------------------------------------------------------------------------------------

              Loss per share
                As reported                                                                  $      (0.34)      $       (0.10)
                Pro forma                                                                           (0.35)              (0.12)

              The weighted average fair value of $578,970 (2000 - $170,000) of the options granted during the year was determined using the Black Scholes pricing model using a weighted average expected life of 14 (2000 - 11) months, volatility factor of 190% (2000 - 55%), risk free rate of 4% (2000 - 5.5%) and no assumed dividend rate.

         15.  Commitments and contingencies:

              a) On March 29, 2001, the Company signed a technology license agreement for the rights to certain technology owned by a third party. The Company was required to make royalty payments to the third party once sales of any products based on the technology commences. During the year ended October 31, 2001, the Company advanced $335,000 as prepayment of the royalty payments. Subsequent to October 31, 2001, the Company and the third party terminated the technology license agreement. As a result, the Company has no further rights or obligations under the agreement.

              b) As disclosed in note 1(d) of its October 31, 2000 audited financial statements, the Company signed an agreement to purchase 730,000 cellular phones with an aggregate cost of $40,199,200 by October 31, 2001. In conjunction with the agreement, during 2001 the Company received a non-refundable purchase rebate of $2,600,000. The rebate was being recognized as a reduction of cost of sales over the total purchase commitment of 730,000 phones. However, during the year ended October 31, 2001, the Company elected to discontinue the agreement and accordingly the remaining non-refundable rebate has been recognized as a reduction to cost of sales for the year ended October 31, 2001.

              c) The Company is committed to payments under operating leases for equipment, vehicles and buildings over the next five years as follows:

                  2002 - $82,000; 2003 - $54,400; 2004 - $36,400; 2005 -
                  $22,600; 2006 - $22,600.

         Globus Wireless Ltd.
         Notes to Consolidated Financial Statements (page 14)

         $ United States

         Years ended October 31, 2001 and 2000

--------------------------------------------------------------------------------

         16.  Subsequent events:

              (a) Subsequent to October 31, 2001, the Company issued:

                  (i) 9,379,828 common shares on conversion of $192,264 of notes payable and accrued interest;

                  (ii) 4,892,115 common shares on conversion of $92,849 of
                       preferred shares and accrued dividends;

                  (iii)175,976 common shares to settle $7,988 of accounts
                       payable and accrued liabilities accrued at October 31, 2001; and

                  (iv) 1,309,877 common shares in lieu of cash payment of wages of $23,610.

              (b) Subsequent to October 31, 2001, the Company received $160,000 for convertible notes payable. $70,000 and $90,000 of the notes are due November 15, 2003 and November 21, 2003 respectively, bear interest at 8% and are convertible into common stock of the Company at the lesser of:

                  (i) $0.056 for $70,000 and $0.046 for the remaining $90,000;
                      or
                  (ii)80% of the average of the three lowest closing bid prices for the Company's common stock for the thirty days immediately prior to the conversion date.

                  In conjunction with the notes, the Company also granted the following commons share purchase warrants:

-------------------------------------------------------------------------------------------------------------------------------
                  Number                                                                    Exercise price          Expiry date
-------------------------------------------------------------------------------------------------------------------------------

                  28,000                                                                            $0.084    November 15, 2004
                  36,000                                                                            $0.068    November 21, 2004
-------------------------------------------------------------------------------------------------------------------------------
                  64,000
-------------------------------------------------------------------------------------------------------------------------------

                  The convertible notes payable contain a beneficial conversion feature as the note holders were granted the above warrants and the notes are convertible into common shares at prices that are less than the market price at the date of issuance. As a result, a discount on convertible note payable and a corresponding increase in additional paid-in capital of $47,137 will be recorded at the date of issuance.

         17.  Comparative figures:

              Certain of the comparative figures have been reclassified to conform with the financial statement presentation adopted in the current year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH THE ACCOUNTANTS ON ACCOUNTING AND FIANCIAL DISCLOSURE.

There have not been any changes in or disagreements with accountants on accounting and financial disclosure

ITEM  9. DIRECTORS AND OFFICERS OF THE COMPANY

The executive officers, directors and key employees of the Company and their ages and positions with the Globus as of January 23, 2002 are as follows:

NAME                                      AGE                                 POSITION/TERM
Bernard Penner                            40      President & CEO - December 2001 - Present
                                                  Chairman, June 1999 - Present
                                                  Past President & CEO, June 1999 - June 2001

Ben Hewson, CA                            37      Corporate Controller, July 2000 - Present


Shawn McMillen                            40      General Manager, Celltech Research Inc., September 1999 to Present

Hans Schroth                              56      Secretary Treasurer, January 2002
                                                  Director, June 1999 - Present

All directors will serve on the board until our next annual meeting of the shareholders, or until their successors have been duly elected and qualified.

Background of Directors & Officers

Bernard Penner currently serves as Chairman of the Board, and in an operational capacity as well as President & CEO of Globus Wireless Ltd. and President & Director for all subsidiary businesses. Mr. Penner was first President, Chief Executive Officer and Chairman form June 9, 1999 to June 4, 2001. Prior to then Mr. Penner had served as a member of the Globus Advisory Board and manufacturing planning group examining opportunities with foreign manufacturers. From 1994 to 1997 Mr. Penner served as Vice President and Director for the Company. Between 1997 and 1999 Mr. Penner was President of Redline Contracting Ltd. Mr. Penner serves as well on Compensation Committee.

Ben Hewson, C.A., joined Globus in July 2000 and serves as Corporate
Controller. Mr. Hewson joined Globus after building a successful private accounting practice business serving technology based companies in the local region from 1996 to 2000. Prior to that period Mr. Hewson was in public practice with BDO Dunwoody and Ernst & Young in British Columbia and Ontario, Canada. Mr. Hewson earned a Bachelor of Economics in 1985, and Honors in Business
Administration from the University of Windsor in 1987, and received his Chartered Accountant designation 1992.

Shawn McMillen currently serves as General Manager of Celltech Research
Inc. Mr. McMillen joined Celltech in 1999 subsequent to a successful career in the United States in the field of SAR research and engineering. Mr. McMillen is a member of the FCC IEEE subcommittee responsible Mr. McMillan is a member of the FCC IEEE subcommittee responsible for establishing industry regulations for Radio Frequency or RF radiation of wireless communication devices.

Hans Schroth has served as a Director since June 25, 1999 and moved to Secretary Treasurer in January 2002. Since 1994 Mr. Schroth has been the major principal and served as President for six corporate-owned restaurants in British Columbia. He is also a major principal in a home manufacturing operation in Western Canada. In 1981 Mr. Schroth immigrated to Canada and up to 1993 undertook a series of business ventures while semi-retired in Ontario, Canada. From 1972 to 1981 Mr. Schroth built and franchised seven Wood Fire Bakery and Coffee Shops in Germany & Austria. In 1972 Mr. Schroth obtained a Masters in Business from Munich Management School. Mr. Schroth serves as well on the Audit & Compensation Committees.

No director or nominee for director holds a directorship in any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation we paid to our Chief Executive Officer and our other executive officers and key employees for our last fiscal year ended October 31, 2001 (the "Named Officers").

Summary compensation table

========================== ======= ======================================== ============================================= ==========
   Name and Principal                                                                                                     All Other
        Position            Year             Annual Compensation                   Long-Term Compensation Awards             Comp($)
                                     Salary      Bonus     Other Annual                  Awards                Payouts
                                                           Compensation
                                       ($)        ($)           ($)
                                                                             Securities       Restricted      LTIP
                                                                                Under          Shares or
                                                                               Options     Restricted Share
                                                                               Granted           Units         Payouts
                                                                                  #               ($)            ($)
-------------------------- ------- ------------ -------- ------------------ -------------- ------------------ ----------- ----------
Bernard D. Penner(1)        2001     66,600       Nil           Nil              Nil              Nil            Nil            Nil
Chairman, President & CEO
-------------------------- ------- ------------ -------- ------------------ -------------- ------------------ ----------- ----------
Shawn McMillen              2001     101,400    15,500          Nil              Nil              Nil            Nil            Nil
General Manager
Director of Research
-------------------------- ------- ------------ -------- ------------------ -------------- ------------------ ----------- ----------
Tom W. Pick(2)              2001     107,250    80,000          Nil              Nil              Nil            Nil           7,500
(past President/CEO)
-------------------------- ------- ------------ -------- ------------------ -------------- ------------------ ----------- ----------

     (1) Bernard Penner named President & CEO effective December 21, 2001.

     (2) Past President & CEO Tom W. Pick resigned from positions in Company for personal reasons as of December 19, 2001

Aggregate Options Exercised During the Most Recently Completed Financial Year and Financial Year-End Option Values. The following table sets out information relating to options exercised by the Named Officer during the most recent financial year and the value of unexercised in-the-money options held by such person as of October 31, 2001:

============================ =============== ================== =========================== ================================
                               Securities     Aggregate Value     Unexercised Options at         Value of Unexercised
                              Acquired on                                 FY-End            in-the-Money Options at FY-End
                                Exercise         Realized                  (#)                            ($)
           Name                   (#)               ($)         Exercisable/Unexercisable    Exercisable/Unexercisable (2)
---------------------------- --------------- ------------------ --------------------------- --------------------------------

            Nil                  ------            -----                 -------                        -------

---------------------------- --------------- ------------------ --------------------------- --------------------------------

Options Granted During Most Recent Financial Year. The following table sets out information relating to options granted during the most recent financial year to the Named Executive Officers & current key employees.

====================== ================== =================== ================= ============================= ==============
        Name           Securities Under       % of Total        Exercise Per     Market Value of Securities    Expiration
                                           Options Granted                       Underlying Options on the
                                           to Employees in        Security           Date of the Grant
                        Options Granted     Financial Year      ($/Security)            ($/Security)              Date
---------------------- ------------------ ------------------- ----------------- ----------------------------- --------------
Bernard D. Penner      125,000            6.02%                     0.50                   0.50/              06/03/06
---------------------- ------------------ ------------------- ----------------- ----------------------------- --------------
Shawn McMillen         50,000/50,000      4.82%                  0.50/0.148              0.46/0.10            06/03/06
---------------------- ------------------ ------------------- ----------------- ----------------------------- --------------
Ben Hewson             25,000/25,000      2.41%                  0.50/0.148              0.46/0.10            06/03/06
---------------------- ------------------ ------------------- ----------------- ----------------------------- --------------

====================== ================== =================== ================= ============================= ==============

Compensation of Directors, Stock Incentive Plan and Company Benefits

Our board of directors currently receive a yearly honorarium set by the members, payable in cash, S-8 stock at market, restricted stock of Globus at 85% of the market bid, stock options for restricted stock with the price set at 85% of the market bid, or incentive stock options priced at fair market value. During fiscal 2001, $30,500 in directors' fees was paid by way of restricted stock and by way of options reserved and allotted. During fiscal 2000, $30,960 in director's fees were paid by way of stock options reserved and allotted, with an exercise price at 85% of market. All officers and directors are reimbursed for expenses incurred on our behalf.

We presently have no other pension, annuity, bonus, insurance, profit sharing or other similar benefit plans; however, we may adopt such plans in the future. We do not provide personal benefits for directors, officers or employees, however, we may and are planning to adopt such plans in the future.

We do have a Stock Incentive Plan approved by the Board of Directors June 22, 2001, which provides the Compensation Committee with discretion to award key employees, consultants and Board members with incentive stock options, non-incentive stock options, S-8 stock awards and restricted stock awards.

We do provide employees with a group benefit plan equivalent to other smaller organizations and providing for life insurance, accidental death & dismemberment, long term disability, extended health, dental and vision care. Both the employer and employee contribute and directors do not qualify.

Employment Agreements

We have a Compensation Committee of the board of directors comprised of two non-employee directors, and the Chairman. Decisions as to executive compensation are made by the board of directors, primarily on the recommendation of such committee. There is no formal compensation policy for our executive officers, other than active employment agreements described below. Compensation for executive officers consists of base salary, bonus and stock option awards. Historically and thru the recent period of growth, the executives and board had agreed on annual and renewable agreements consistent with the scope of our operations. The board of directors have recently approved implementation of an omnibus stock incentive plan to attract, retain and motivate key personnel, to be administered and managed by the Compensation Committee. The Committee is also charged with greater formalization of our compensation policies and practices, including reasonableness based on job responsibilities, and ensuring such policies and practices are consistent with industry standards.

Globus and Bernard D. Penner, Chairman, President & CEO., are parties to annually renewable agreement which currently provide for payments aggregating up to $9,166 per month. The agreement, which also provide for stock option bonuses subject to performance and services rendered, is expected to continue in force until amended by mutual agreement or terminated by either party or the expiry of the term.

Celltech Research Inc. and Shawn McMillen, General Manager and Director of Research & Development, are parties to a three-year agreement with an option year that currently provides for payments aggregating up to $9,166 per month. The agreement, which also provides for stock option bonuses subject to performance and services rendered, is expected to continue in force until amended by mutual agreement or the expiry of the term.

ITEM 11.  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership of Globus voting securities as of the closing date of this offering by:

o each person known by us to beneficially own 5% or more of the outstanding shares of our voting securities
o each of our directors
o our named executive officers
o all directors and executive officers as a group.

As of January 23, 2001, there were 27,467,234 shares of common stock issued and outstanding. The information set forth in the table and accompanying footnotes has been furnished by the named beneficial owners.

                                                                     Number of Shares
      Title of Class            Identity of Person or Group        Beneficially Owned(1)         Percent of Class
      --------------            ---------------------------        ---------------------         ----------------
                             Bernard D.                                 772,956 (2)                    2.8%
Common Shares                Penner
                             1523 Lawrence
                             Avenue
                             Kelowna, B.C., Canada


                             Hans                                       245,029(3)                      *
Common Shares                Schroth
                             365 Clifton
                             Place
                             Kelowna, B.C., Canada




                             All Officers and                          407,037Direct                   3.7%
Common Shares                Directors as a Group                     619,940 Indirect

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

     (2) Includes (i) 276,341 shares owned directly, (ii) 121,522 shares held in the name of Mr. Penner's wife, Loretta Penner, (iii) 21,346 shares held in the name of Burns Fry Ltd., in trust for Loretta Penner, 3GDJNT5, a Canadian retirement account, (iv) 22,647 shares held in the name of Burns Fry Ltd., in trust for Bernie Penner #3GDFXT2, a Canadian retirement account, (v) 38,553 shares held by 488725 B.C. Ltd., a corporation controlled by Mr. Penner, (vi) 17,547 shares held by Redline Contracting Ltd., a corporation controlled by Mr. Penner (vii) 275,000 options to purchase shares of our common stock which options presently exercisable

     (3) Includes (i) 130,696 shares owned directly, (ii) 63,000 shares held jointly in the names of Ruth and Hans Schroth, which Mr. Schroth has shared voting rights, and (iii) 61,333 options to purchase shares of our common stock which options are presently exercisable.


     (4) Represents shares of common stock issuable upon conversion of series A convertible preferred stock. Includes (i) 79,206 shares underlying warrants that are currently exercisable at a price of $1.982 per share and (ii) 100,000 shares underlying warrants that are currently exercisable at a price of $1.78 per share. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, Michael Finkelstein may be deemed a control person of the shares owned by such entity. The selling shareholder is deemed an "underwriter" within the meaning of
Section 2(11) of the Securities Act of 1933.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to this offering, we entered into transactions and business relationships with of our officers, directors and principal stockholders or their affiliates. Except as discussed below, we believe that all of the transactions were on terms no less favorable than we could have obtained from independent third parties. Any future transactions between us and our officers, directors or affiliates will be subject to approval by a majority of disinterested directors or stockholders in accordance with Nevada.

Between January and May 1999, and prior to Mr. Penner rejoining Globus in June 1999, we hired and paid $74,820 to Redline Contracting Ltd., a company controlled by Mr. Penner, for improvements to our new Celltech Research facility and offices in Kelowna, B.C. We undertook a further $10,900 in improvements, completed by this same company, following Mr. Penner's appointment in 2000 and 2001. We believe that such amounts for the services rendered are not in excess of their fair market value.

ITEM 12.  EXHIBITS, LIST AND REPORTS ON FORM 8-K


EXHIBIT
NUMBER                   DESCRIPTION


  3.1     Articles of Incorporation of the Company(1)
  3.2     Bylaws of the Company(1)
  4.1     Specimen Stock Certificate of the Company(1)
  4.2     Certificate of Designation (3)

(1)      Incorporated by referenced to the Form 10-SB File # 0-25614.
(2)      Incorporated by referenced to the Form 10-SB File # 0-25614.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 13th day of February, 2002.

                              GLOBUS WIRLESS, LTD.




/s/ Bernard D. Penner
--------------------
Chairman of the Board of Directors