Form 10QSB
period 2002-01-31
GLOBUS WIRELESS LTD
filed 2002-03-22
CIK 939402

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                     For the Quarter Ended January 31, 2002

                           Commission File No. 0-25614



                              Globus Wireless Ltd.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                       88-0228274
----------------------------------                  ----------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


                        1955 Moss Court, Kelowna, V1Y 9L3
                             British Columbia Canada
        ---------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (250) 860-3130

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___


      Class                                       Outstanding at March 21, 2002
      -----                                       -----------------------------
Common stock, $0.001 par value                                30,687,677
Series A Preferred, $.001                                          1,124

                                Table of Contents


Part i.  -  financial Information.................................................................................1

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)..........................................................................
         BALANCE SHEETS ...........................................................................................
         STATEMENTS OF OPERATIONS..................................................................................
         STATEMENT OF CASH FLOWS...................................................................................
         NOTES TO FINANCIAL STATEMENTS.............................................................................
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PART II.  -  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDS............................................................................................
ITEM 2.  CHANGES IN SECURITIES.....................................................................................
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...........................................................................
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................................
ITEM 5.  OTHER INFORMATION.........................................................................................
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................................

PART I
Item 1.  Financial Information

                  Consolidated Financial Statements of

                  GLOBUS WIRELESS LTD.

                  Three months ended January 31, 2002
                  (Unaudited)

GLOBUS WIRELESS LTD.
Consolidated Balance Sheets

$ United States

January 31, 2002 and October 31, 2001

----------------------------------------------------------------------------------------------------------------------------------
                                                                    January 31, 2002      October 31, 2001
                                                                         (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets
Cash                                                                  $       21,992        $       66,777
Accounts receivable (net of allowance of $13,587, 2001 - $nil)               194,527               135,565
----------------------------------------------------------------------------------------------------------------------------------
Inventories                                                                     -                   12,118
                                                                             216,519               214,460

Fixed assets                                                                 228,516               241,562
Website development                                                           14,412                15,355
Patents and trademarks                                                        13,873                15,123

----------------------------------------------------------------------------------------------------------------------------------
                                                                      $      473,320        $      486,500
----------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable and accrued liabilities                              $    1,341,872        $    1,127,792
Dividends payable                                                            147,617               120,901
Notes payable (note 2)                                                       475,000               475,000
Convertible promissory note to shareholder                                    68,000                68,000
Convertible promissory note (note 3)                                         280,000               361,000
----------------------------------------------------------------------------------------------------------------------------------
                                                                           2,312,489             2,152,693

Convertible notes payable, net of discounts (note 4)                       1,167,876             1,078,403
----------------------------------------------------------------------------------------------------------------------------------
                                                                           4,480,365             3,231,096

Stockholders' deficiency

 20,000,000  preferred shares, issuable in series with a par value of $0.001 per share authorized, 1,124 Series A convertible preferred shares issued
             (October 31, 2001 - 1,201 issued)                                     1                     1
100,000,000  common shares with a par value of
             $0.001 per share authorized, 35,257,677 issued
             (October 31, 2001 - 16,890,174 issued)                           35,258                16,890
Additional paid-in capital                                                12,186,529            11,872,131
Discount on convertible preferred shares                                     (61,370)              (90,037)
Exchangeable shares of subsidiary                                          2,108,538             2,108,538
Deficit                                                                  (17,263,400)          (16,639,518)
----------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                       (12,601)              (12,601)
                                                                          (3,007,045)           (2,744,596)
Subsequent events (notes 3 and 5)
----------------------------------------------------------------------------------------------------------------------------------
                                                                      $      473,320        $      486,500
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

On behalf of the Board:
_______________________  Director                _______________________  Director

GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Three months ended January 31, 2002 and 2001
(Unaudited)
----------------------------------------------------------------------------------------------------------------------------------

                                                                                    2002              2001
----------------------------------------------------------------------------------------------------------------------------------

Engineering and compliance testing revenue                                $      157,338    $      106,390

Sale of cellular phones and related accessories                                  166,324        11,121,652
Cost of sales of cellular phones and related accessories                         125,588        10,052,135
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  40,736         1,069,517

----------------------------------------------------------------------------------------------------------------------------------
                                                                                 198,074         1,175,907
Expenses
Amortization                                                                      15,239            90,113
General and administrative                                                       429,385         1,330,481
----------------------------------------------------------------------------------------------------------------------------------
Research and development                                                          30,508            12,467
Interest                                                                         284,889           473,450
                                                                                 760,021         1,906,511

----------------------------------------------------------------------------------------------------------------------------------
Loss before other income                                                        (561,947)         (730,604)

Other income                                                                        -                5,234

----------------------------------------------------------------------------------------------------------------------------------
Loss                                                                      $     (561,947)   $     (725,370)
----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares, basic and diluted                  322,547,782        12,910,600
Loss per common share, basic and diluted                                          (0.00)            (0.06)

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statement of Stockholders' Deficiency

$ United States

Three months ended January 31, 2002
(Unaudited )

------------------------------------------------------------------------------------------------------------------------------------
                                                        Discount                                           Accumulated   Total
                                                        Convertible Exchangeable Additional                Other         Stock
                      Common Shares   Preferred Shares  Preferred   Shares of    Paid-in                   Comprehensive holders'
                   Number     Amount    Number  Amount  Shares      Subsidiary   Capital     Deficit       Income        Deficiency
------------------------------------------------------------------------------------------------------------------------------------

Balance, October
  31 2001          16,890,174  $16,890   1,201 $    1   $(90,037)   $ 2,108,538  $11,872,131 $(16,639,518) $(12,601)    $(2,744,596)

Common shares
  issued in lieu
  of cash payment
  for wages ....... 1,711,806    1,712      --     --        --            --         51,998           --        --          53,610

Common shares
  issued to
  settle accounts
  payable .........   175,976      176      --     --        --            --          7,812           --        --           7,988

Conversion of
  preferred
  shares .......... 2,584,249    2,584     (77)    --        --            --         (2,584)          --        --             --

Common shares
  issued to
  settle dividends
  payable on
  preferred shares .  215,644      216      --     --        --            --          6,336           --        --           6,552

Common shares
  issued on
  conversion of
  convertible
  notes payable ...13,115,001   13,115      --     --        --         197,080           --           --        --         210,195

Common shares
  issued in
  lieu of cash
  payment of
  interest on
  convertible
  notes payable ...   564,827      565      --     --        --            --          6,874          --         --          7,439

Fair value of
  warrants granted
  to non-employees
  (note 4) ........      --        --       --     --        --            --          3,491          --         --          3,491

Amortization of
  discount on
  preferred shares       --        --       --     --     28,667           --        (28,667)         --         --             --

Beneficial
  conversion feature
  of convertible
  notes payable
  (note 4)               --        --       --     --        --            --         43,491          --         --         43,491

Dividends accrued
  on preferred
  shares ..........      --        --       --     --        --            --             --      (33,268)       --        (33,268)

Loss for the three
  months ended
  January 31, 2002 .     --        --       --     --        --            --             --     (561,947)       --       (561,947)
------------------------------------------------------------------------------------------------------------------------------------
                   35,257,677  $35,258   1,124    $ 1   $(61,370)    $2,108,538  $12,186,529 $(17,263,400) $(12,601)   $(3,007,045)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows

$ United States

Three months ended January 31, 2002 and 2001
(Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                    2002              2001
----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Loss                                                                     $      (561,947)   $     (725,370)
Non cash items:
   Amortization                                                                   15,239            90,113
   Amortization of deferred financing costs                                       70,338              -
   Amortization of discount on convertible notes payable                         138,812              -
   Common shares issued for services                                                -               63,899
   Common shares issued for wages                                                 53,610           100,625
   Common shares issued in lieu of cash payment of interest on
     convertible notes payable                                                     7,439              -
   Compensation cost of options issued to employees                                 -               95,318
   Conversion feature of bridge financing payable                                   -               50,500
   Fair value of warrants issued to non-employees                                   -              304,000
Changes in non cash working capital:
   Decrease (increase) in accounts receivable                                    (58,962)        3,174,103
   Decrease (increase) in inventory                                               12,118        (2,730,602)
   Decrease in loans and other advances                                             -               82,508
   Increase in prepaid expenses                                                     -              (18,329)
   (Decrease) increase in accounts payable                                       222,068        (2,568,778)
   Increase in unearned rebate                                                      -            1,965,233
----------------------------------------------------------------------------------------------------------------------------------
                                                                                (101,285)         (116,780)
Cash flows from financing activities:
Proceeds from convertible notes payable                                          160,000              -
Repayment of loans payable to related parties                                       -             (151,962)
Reduction of due to stockholders                                                    -             (166,231)
Proceeds from bridge financing                                                      -            1,000,000
Financing costs paid                                                             (22,500)             -
Repayment of convertible promissory note                                         (81,000)             -
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  56,500           681,807
Cash flows used in investing activities:
Purchase of fixed assets                                                            -             (104,760)
Purchase of patents and trademarks                                                  -               (3,554)
Advances to former shareholders of PCI Marketing & Communications Inc.              -             (152,682)
Business combination (note 2)                                                       -              (58,978)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                    -             (319,974)

----------------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash                                                      (44,785)          245,053

Cash, beginning of period                                                         66,777           319,511

----------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                       $       21,992     $     564,564
----------------------------------------------------------------------------------------------------------------------------------

GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows (continued)

$ United States

Three months ended January 31, 2002 and 2001
(Unaudited)

----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                                                                                    2002              2001
----------------------------------------------------------------------------------------------------------------------------------


Supplementary information
Interest paid                                                             $       21,874    $       60,810
Income taxes paid                                                                   -               -
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

Non-cash financing and investing activities:
  Exchangeable shares of subsidiary issued upon business combination                -            2,215,354
  Preferred shares issued upon conversion of bridge financing                       -            1,500,000
  Common shares issued for notes receivable                                         -              108,333
  Common shares issued for wages                                                  53,610           100,625
  Common shares issued for share issue costs                                        -               36,822
  Common shares issued for services                                                 -               63,899
  Common shares issued for prepaid leasehold improvements                           -               73,917
----------------------------------------------------------------------------------------------------------------------------------
  Beneficial conversion feature of bridge financing                                 -              215,900
  Beneficial conversion feature of convertible preferred shares                     -              231,100
  Fair value of warrants granted to non-employees                                  3,491           124,500
  Amortization of discount on convertible preferred shares                        28,667            61,084
  Compensation cost of options granted to employees                                 -               95,318
  Common shares issued to settle accounts payable                                  7,988              -
  Common shares issued to settle dividends payable on preferred shares             6,552              -
  Common shares issued on conversion of convertible notes payable                210,195              -
  Common shares issued in lieu of cash payment of interest on convertible
      notes payable                                                                7,439              -
  Beneficial conversion feature of convertible notes payable                      43,491              -
----------------------------------------------------------------------------------------------------------------------------------

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Three months ended January 31, 2002
(Unaudited)

--------------------------------------------------------------------------------

1.       Significant accounting policies:

(a)      Going concern

   These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at January 31, 2002, the Company was in default of certain debt obligations, had a significant working capital deficiency and deficit and has suffered recurring losses from operations. The application of the going concern concept is dependent upon the company's ability to generate future profitable operations and receive continued financial support from its suppliers, shareholders and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to continue to negotiate with creditors and to pursue debt and equity financing to support operations until operations become profitable. Management anticipates equity financing to occur during the second quarter of fiscal 2002. Further, during the three months ended January 31, 2002 management decided to discontinue certain areas of the business including the wholesale and retail distribution of cellular phones and related accessories, which comprised all of the Company's product sales in the periods presented.

   As a result, the Company is now focused solely on Specific Absorption Rate ("SAR") compliance testing and developing SAR solutions for wireless devices using wireless technologies. Management believes the plans described above will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful as such plans are contingent upon ongoing support from various creditors. Failure to maintain the support of creditors, obtain additional external debt or equity financing and generate sufficient working capital from operations through the exclusive focus on SAR compliance testing and developing other wireless technologies, will cause the Company to curtail operations and the Company's ability to continue as a going concern will be impaired. The outcome of these matters cannot be predicted at this time.

(b)      Basis of presentation

   The accompanying financial statements are unaudited, however, in the opinion of management, all adjustments, consisting solely of normal recurring adjustments, necessary for the fair presentation of these unaudited financial statements in conformity with accounting principles generally accepted in the United States of America, have been made. Readers of these financial statements should read the annual audited financial statements of the Company filed on Form 10-KSB in conjunction herewith. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the entire fiscal year.

(c)    Loss per share

   As disclosed in note 1 (n) of the Company's October 31, 2001 financial statements, basic loss per share has been calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, which includes the effect of shares issuable for little or no consideration, namely the exchangeable shares of the Company's subsidiary. As the market price of the Company's common stock has decreased significantly during the three months ended January 31, 2002, the number of common shares issuable, should the Company be required to exchange the shares, has increased significantly. As a result, the weighted average number of common shares as at January 31, 2002 exceeds the authorized number of common shares. In order to have a sufficient number of common shares available to exchange for the outstanding exchangeable shares of the Company's subsidiary, the Company would have to amend its articles of incorporation to increase its authorized common shares or renegotiate the terms of the exchangeable shares.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements (continued)

$ United States

Three months ended January 31, 2002
(Unaudited)

--------------------------------------------------------------------------------


2.       Notes payable:

Notes payable were due December 26, 2001 and are secured by a pledge by the Company, in the event of default, to issue an amount of its common stock with a value of two times the sum of the outstanding principal and unpaid interest. $300,000 and $175,000 of the notes payable bear interest at 30% and 24% per annum respectively, payable monthly.

The notes payable are overdue at January 31, 2002, however, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors elect to exercise their rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of $950,000 in full settlement of its obligations.


3.       Convertible promissory note:

The convertible promissory note is secured by a general security agreement over the two research and development projects and bears interest at prime plus 1%. Principle repayments are approximately as follows:

September 1, 2001                                                                           $       22,000
October 1, 2001                                                                                     25,000
November 1, 2001                                                                                    56,000
February 1, 2002                                                                                    56,000
May 1, 2002                                                                                         56,000
August 1, 2002                                                                                      56,000
November 1, 2002                                                                                    56,000
February 1, 2003                                                                                    56,000
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                   383,000
Less amounts paid to January 31, 2002                                                             (103,000)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                            $      280,000
----------------------------------------------------------------------------------------------------------------------------------

The convertible promissory note is convertible, upon default by the Company, into common shares of the Company at 85% of the 10 day average quoted price of the Company's common shares prior to conversion. As at January 31, 2002, the creditor considered the Company to be insolvent and, accordingly, in default on the terms under the general security agreement on the convertible promissory note. The creditor engaged legal counsel who notified the Company of the creditor's intent to exercise their security rights over the technology projects on February 18, 2002. Prior to February 18, 2002, the Company and the creditor reached a mutually acceptable arrangement, the creditor ceased their intent to exercise their security rights and the Company paid the required February 1, 2002 payment.

In conjunction with the convertible promissory notes, the Company agreed to grant 500,000 common share purchase warrants with exercise prices fixed at 85% of the market at the time of grant, exercisable for 3 years from grant date, issuable as follows:

a)       150,000 prior to October 31, 2001; and
b)       350,000 based on specific performance criteria.

No warrants, based upon specific performance criteria, were granted during the three months ended January 31, 2002.

Future share purchase warrants that become no longer contingent will be recorded at their fair value as an increase to research and development expense.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements (continued)

$ United States

Three months ended January 31, 2002
(Unaudited)

--------------------------------------------------------------------------------

4.       Convertible notes payable:

----------------------------------------------------------------------------------------------------------------------------------
                      Balance                                                                     Balance,
Due Date                         October 31, 2001              Issued        Converted    January 31, 2002
----------------------------------------------------------------------------------------------------------------------------------

May 31, 2003          (i)           $     787,409      $         -     $      (34,976)      $      752,433
June 6, 2003         (ii)                 450,000                -            (40,000)             410,000
July 24, 2003       (iii)                 247,192                -           (135,219)             111,973
August 16, 2003      (iv)                 250,000                -                 -               250,000
October 3, 2003       (v)                 150,000                -                 -               150,000
October 16, 2003     (vi)                 150,000                -                 -               150,000
October 31, 2003    (vii)                  85,000                -                 -                85,000
----------------------------------------------------------------------------------------------------------------------------------
November 15, 2003  (viii)                    -                 70,000             -                 70,000
November 21, 2003    (ix)                    -                 90,000             -                 90,000
                                    $   2,119,601      $      160,000  $     (210,195)           2,069,406
--------------------------------------------------------------------------------------

Unamortized discount related to the beneficial conversion option on and warrants
granted in conjunction with the convertible notes payable                                         (645,466)
Unamortized cash financing costs                                                                  (256,064)
                                                                                            ---------------
                                                                                            $    1,167,876
                                                                                            ===============


The convertible notes payable bear interest at 8% per annum and are convertible into common stock of the Company at the lesser of: a) $0.48; (ii) $0.448; (iii) $0.421; (iv) $0.368; (v) $0.232; (vi) $0.165; (vii) $0.104; (viii) $0.056;
   (ix) $0.046.

b) 80% of the average of the three lowest closing bid prices of the Company's common stock for the thirty days immediately prior to the conversion date.

In conjunction with the notes, the Company granted the following warrants:


----------------------------------------------------------------------------------------------------------------------------------
Expiry date                                                               Exercise Price            Number
----------------------------------------------------------------------------------------------------------------------------------

May 31, 2004                                                             $          1.78           320,000
June 6, 2004                                                                        1.78           180,000
July 24, 2004                                                                       1.15           100,000
August 16, 2004                                                                     1.15           100,000
October 3, 2004                                                                     1.15            60,000
October 16, 2004                                                                    1.15            60,000
October 31, 2004                                                                   0.144            34,000
----------------------------------------------------------------------------------------------------------------------------------
November 15, 2004                                                                  0.084            28,000
November 21, 2004                                                                  0.068            36,000
                                                                                                   918,000
----------------------------------------------------------------------------------------------------------------------------------

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements (continued)

$ United States

Three months ended January 31, 2002
(Unaudited)

--------------------------------------------------------------------------------


4. Convertible notes payable (continued):

The convertible notes payable issued during the three months ended January 31, 2002 contain a beneficial conversion feature as the note holders were granted common share purchase warrants, and the notes are convertible into common shares at prices that are less than the market price at the date of issuance, both of which result in the convertible notes payable initially being recorded at a carrying amount which is less than their face value. The note proceeds attributable to the warrants was estimated to be $3,491 and has been recorded as a discount on the convertible notes payable. The fair value of the note proceeds attributable to the warrants was determined using the Black Scholes pricing model using the following assumptions: the three year life of the warrants, volatility factor of 325%, risk-free rate of 4.5% and no expected dividend yield. The intrinsic value of the beneficial conversion option has been calculated as $43,491 which is being accreted over the term of the debt in accordance with EITF 00-27.


5.       Subsequent events:

(a)      Subsequent to January 31, 2002, the Company issued:

   (i) 2,025,000 common shares on settlement of $9,113 of convertible notes payable and accrued interest; and (ii) 169,632 common shares for services of $3,250.

   No gain or loss resulted from the settlement of the convertible notes payable and accrued interest.

(b) Subsequent to January 31, 2002, the Company received $265,000 for convertible notes payable. $215,000 and $50,000 of the notes are due April 30, 2002 and June 2, 2002 respectively, bear interest at 8% per annum and are convertible into common stock of the Company at the lesser of:

   (i)  $0.00453 for $215,000 and $0.005067 for the remaining $50,000; or

   (ii) 80% of the average of the three lowest closing bid prices for the Company's common stock for the thirty days immediately prior to the conversion date.

   In conjunction with the notes, the Company also granted the following commons share purchase warrants:

----------------------------------------------------------------------------------------------------------------------------------
   Number                                                            Exercise price            Expiry date
----------------------------------------------------------------------------------------------------------------------------------

60,000                                                               $      0.0075        February 8, 2005
50,000                                                                      0.0096          March 13, 2005
----------------------------------------------------------------------------------------------------------------------------------
110,000
----------------------------------------------------------------------------------------------------------------------------------

   The convertible notes payable contain a beneficial conversion feature as the note holders were granted the above warrants and the notes are convertible into common shares at prices that are less than the market price at the date of issuance. As a result, a discount on convertible note payable and a corresponding increase in additional paid-in capital of $165,687 will be recorded at the date of issuance.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe-harbor" for forward-looking statements. This report includes both historical and forward-looking statements. Any forward-looking statements contained herein are based on the current expectations and projections of Globus Wireless Ltd. (the "Company") about future events. All forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including anticipated growth strategies, anticipated trends in the business, including trends in technology and growth of the wireless communication industry, and future business directions for the Company and associated financial commitments. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may differ materially from those described in this report as anticipated, believed, estimated or expected.

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed financial statements and notes thereto attached and the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB as of and for the year ended October 31, 2001.

Overview

         Globus Wireless, Ltd. is engaged in the research, design and testing of wireless communication products. We have two primary objectives:

         - to become a leading provider of SAR technology solutions for OEM wireless products. SAR, or Specific Absorption Rate, is a measurement to determine the amount of microwave radiation absorbed by human tissue. We strive to lower SAR in products without affecting, or alternatively enhancing, their desired performance.
         - to secure new marketing, manufacturing and technology opportunities in the wireless communication industry that further our commitment to market products that enhance performance, reduce operating costs, improve efficiency, and provide us with significant earnings.

         In fiscal 2001, our product distribution business units, including the acquisitions of Edge Continental and PCI Marketing (Shopwireless.com), were to provide us with distribution channels to market products from wireless equipment manufacturers, aftermarket or proprietary design, to generate significant revenues and earnings. While we did realize significant growth in product sales revenues over the prior year, selling an array of wireless equipment, manufacturers handsets, and accessory products, rapidly declining margins and markets for these products lead us to change our strategy to greater emphasis on distribution of proprietary product, specifically targeting higher margin, value-added, and differentiated sales opportunities.

         Primary distribution of proprietary products was to occur through established, large-scale distributors, carriers and wireless equipment manufacturers. During fiscal 2001, we negotiated distribution and manufacturing rights to a hands-free, in-vehicle speakerphone that was to be a future cornerstone product for our distribution businesses. In December 2001, due to unsuccessful marketing and sales campaigns we terminated the technology license agreement, reducing the risk of future losses, future overhead and eliminating future royalty obligations for this unsuccessful venture.

         In December 2001, due to financial losses incurred, we ceased operations related to commodity product distribution, and closed our warehouse distribution operations in Los Angeles, California and Markham Ontario, liquidated inventories and implemented labor force reductions in all distribution business units.

         The resulting cost savings of the distribution business closures and staff reductions are projected to be approximately $2.0 million annually. While we will continue to explore new market, product and technology opportunities in the industry, we are re-focusing resources on leveraging our core competencies and expertise in specific absorption rate (SAR) research and related product and technology opportunities. SAR is the measurement of heat generated in human tissue by radio frequency radiation from wireless transmitting devices, such as cellular phones, wireless modems, cordless telephones, etc.

         As a result of curtailing these operations, as at October 31, 2001, we wrote down goodwill associated with PCI and Edge Continental as well as related fixed assets, website development, patents and trademarks and other assets.

         We also own Globus On-Line Inc., d/b/a ShopWireless.com, a business to consumer e-commerce Company with US, Canadian and United Kingdom URLs. Although e-tail businesses in general have had major declines in business, during fiscal year 2001 we had remained committed, in the long term, to the business distribution channel opportunity provided by ShopWireless. During 2001, plans were initiated to re-engineer and re-focus the business, maximizing cost efficiencies through direct cost reductions and cost avoidance programs, and improving current product margins. At fiscal year end, the business unit had continued to decline in sales performance. An on-going review of operations led us to abandon the online sales operations in January 2002. Efforts are underway to seek a buyer for the Globus On-line Inc.

         Our wireless compliance-testing laboratory, serves over 35 wireless equipment manufactures that bring their new products to us for emissions testing and license submission. We help wireless equipment manufacturers satisfy their applicable government regulations, as well as their carrier client and consumer client performance requirements. The facility also serves as a testing agency and filing center for wireless equipment manufactures and their requirement to satisfy Federal Communication Commission and Industry Canada regulations for wireless communication devices.

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

         Our common stock is currently listed on the OTC Bulletin Board, under the trading symbol GBWL. Mr. Bernard Penner is President, CEO and Chairman of the Board of Directors.

Results of Operations

Three months ended January 31, 2002 and 2001

         In the quarter ending January 31, 2002, we incurred a loss of $561,947 or $0.00 per share compared to a loss of $725,370 or $0.06 per share for the quarter ending January 31, 2001. The improvement over the same quarter ended January 31, 2001 is attributable to a decline of gross margins of $977,833, offset by cost reductions in amortization, general and administrative and interest charges of $1,164,531.

         Consolidated revenues for the quarter ending January 31, 2002 were $323,662. We recorded revenues of $11,228,042 for the same period ending January 31, 2001. The decrease in revenues reflects the impact of abandonment of the low margin wireless products and related accessories distribution businesses in Canada and the US.

         Wireless handset and accessory gross margins were $40,736 or 24.5% of product sales revenue for the three month period ending January 31, 2002 compared to wireless handset and accessory gross margins of $1,069,517 or 9.6% of product sales revenue for same period ending January 31, 2001. The improvement in gross margin is attributable to the curtailment of the low margin cellular phone and related accessories distribution operations during 2002.

         Depreciation and Amortization decreased $74,874 to $15,239 for the three months ended January 31, 2002 compared to $90,113 for the same period in fiscal 2001. The decline is attributable to write-downs of fixed assets and goodwill related to the abandoned cellular phones and accessories businesses during the fiscal year ended October 31, 2001.

         General and administrative costs for the quarter ending January 31, 2002 were $429,385. This compares with selling, general, and administrative costs of $1,330,481 for the same period in 2001. The decrease in selling, general, and administrative costs is directly attributable to abandonment of non-performing operations, and cost reductions in overhead costs including salaries and wages, legal, investor relations, and professional services.

         Interest expense was $284,889 for the three month ended January 31, 2002 compared with interest expense of $473,450 over the same period in fiscal 2001. The significant decline is attributable to a beneficial conversion feature of $354,500 recorded in the first quarter of fiscal 2001, resulting from financing activities undertaken during that period, partially offset by amortization of the discount on the convertible notes payable, and amortization of deferred financing charges of $209,000 recorded during quarter one of fiscal 2002. The difference is also offset by accrued interest on notes payable during 2002 that were not outstanding during 2001.

Liquidity & Capital Resources

         For the fiscal three month period ended January 31, 2002, we incurred a loss of $561,947 offset by non cash costs of $285,438 and a net increase in working capital of $175,224 resulting in cash flows used in operations of $101,285. Non cash items include amortization of $15,239, amortization of deferred financing costs and discount on convertible debt of $209,150, and issuance of common shares for wages of $53,610 and interest on convertible debt of $7,439.

         For the three month period ended January 31, 2002, we received proceeds from financing activities of $160,000 comprised of proceeds from issuance of convertible notes payable. Such proceeds were offset by financing costs paid of $22,500, and repayment of convertible promissory notes of $81,000

         We did not conduct any investing activities over the course of the three month period ending January 31, 2002.

         The above activities resulted in a net decrease in cash of $44,785 during the period to a cash balance at January 31, 2002 of $21,992.

         We have working capital deficiency of $2,095,970 as at January 31, 2002, compared to a working capital deficiency at October 31, 2001, of $1,938,233.

         Our consolidated financial statements assume the company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at January 31, 2002, we were in default of certain debt obligations, had a significant working capital deficiency and deficit and has suffered recurring losses from operations. The application of the going concern concept is dependent upon our ability to generate future profitable operations and receive continued financial support from our suppliers, shareholders and other investors. The consolidated financial statements do not give effect to any adjustment should we be unable to continue as a going concern and therefore, be required to realize our assets and discharge our liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to continue to negotiate with creditors and to pursue debt and equity financing to support operations until operations become profitable. Management anticipates equity financing to occur during the second quarter of fiscal 2002. Further, during the three months ended January 31, 2002 management decided to discontinue certain areas of the business including the wholesale and retail distribution of cellular phones and related accessories, which comprised all of our product sales in the periods presented.

         As a result, we are now focused solely on SAR compliance testing and developing SAR solutions for wireless devices using wireless technologies. Management believes the plans described above will be sufficient to meet our liabilities and commitments as they become payable over the next twelve months. There can be no assurance that management's plans will be successful as such plans are contingent upon ongoing support from various creditors. Failure to maintain the support of creditors, obtain additional external debt or equity financing and generate sufficient working capital from operations through the exclusive focus on SAR compliance testing and developing other wireless technologies, will cause us to curtail operations and our ability to continue as a going concern will be impaired. The outcome of these matters cannot be predicted at this time.

         Since the commencement of fiscal 2002, the Company has initiated the following actions and strategies with regards to the on-going advancement of its business opportunities:

         - In December 2001, owing to incurrence of large financial losses, we ceased operations in commodity product distribution, with closures of warehouse distribution operations in Los Angeles, California and Markham Ontario, liquidation of inventories and labor force reductions in all distribution business units.
         - Effective December 15, 2001, Mr. Gene Haley, formally Director of U.S. Sales left the company.
         - On December 19, 2001, Mr. Tom. W. Pick resigned from all offices for personal reasons.
         - On December 20, 2001 the Board of Directors re-instated Bernard Penner as acting President and CEO.
         - On December 6, 2001 Mr. Nicholas Wizinsky resigned his positions of Chief Operations Officer, Chief Financial Officer, and Secretary Treasurer for personal reasons.
         - In December 2001, due to financial constraints, the company abandoned and ceased operations of Globus Wireless Korea Ltd.
         - January 2002 Globus Online Inc. d.b.a. ShopWireless.com operations were abandoned.

         -        We currently have eight employees.

         We will have to secure additional capital to meet our ongoing requirements and to meet our stated objectives for the next 12 months. In January 2002, we announced a re-structuring plan aimed at stabilizing the remaining operations and a re-focus on its core competencies related to SAR testing and engineered solutions.

         Based on current market conditions and given our present financial position, we cannot guarantee that we will be able to complete financings as required for growth and operations. We are continuing to review all opportunities for both long-term equity programs as well as debt financing. Any significant capital expenses or increases in operating costs will be dependent upon our ability to raise additional capital, debt financing, generate revenue from sales of our products or services and maintain support from existing creditors.

         Historically, we have not generated sufficient revenue from sales of our products or solutions and testing services to sustain operations. The sales cycle to OEMs of our proprietary SAR solution process has been lengthy however we have been able to generate increasing awareness and interest in its SAR compliance testing and filing services. We continue to expand services and testing capabilities through fiscal 2002.

PART II - Other Information

         Item 1.           Legal Proceedings

            From time to time we are subject to litigation incidental to our business. We are not currently a party to any legal proceedings that we consider to be material.

         Item 2.           Changes in Securities


(c)      Recent Sales of Unregistered Securities

         The securities described below represent equity securities of Globus sold by Globus during the three month period ended January 31, 2002 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

         Private Placements of Common Stock and Warrants for Cash

         None.

         Sales of Debt and Warrants for Cash

         Convertible debentures were issued to two accredited purchasers during our first quarter of 2002. The debentures were in the aggregate principal amount of $160,000. The debentures were convertible into common stock at a conversion price of the lower of 80% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 80% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. In addition, these same purchasers received an aggregate amount of 64,000 warrants to purchase common stock. The offering of convertible debentures and warrants was exempt from registration under Rule 504 of Regulation D and under Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. All persons were accredited investors, represented that they were capable of analyzing the merits and risks of their investment.

         Option Grants

         None.

         Issuances of Stock for Services or in Satisfaction of Obligations

         On November 2, 2001 we issued an aggregate of 100,000 of our common stock to Directors for Director's Compensation of $10,000.

         On November 7, 2001, we issued 30,864 shares of our common stock to Shawn McMillen for an extension of a payment due for certain technologies acquired for $2,303.

         On November 7, 2001 we issued an aggregate of 1,239,283 of our common stock to management for compensation of $92,500, subsequently 837,354 issued for $62,500 were returned to treasury on January 18, 2002.

         On December 17, 2001, we issued 85,125 shares of our common stock to employees for compensation of $3,827.

         On January 9, 2002, we issued 380,908 shares of our common stock to management for compensation of $8,710.

         On January 9, 2002, we issued 428,571 shares of our common stock to 532273 BC Ltd. for payment of services of $5,238.

         On January 18, 2002, we issued 169,942 shares of our common stock to Robert Duncan for services rendered of $2,379.

         On January 24, 2002, we issued 214,467 shares of our common stock to Robert Duncan for services rendered of $2,316.

         On January 28, 2002, we issued 33,976 shares of our common stock to Zebop Wireless Info for marketing services of $5,528.

         On January 28, 2002, we issued 42,000 shares of our common stock to 2001 Technology Incorporated for products provided of $20,000.

         The above offerings and sales were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of Globus or executive officers and/or directors of Globus, and transfer was restricted by Globus in accordance with the requirements of the Securities Act.

                  Item 3.           Defaults Upon Senior Securities

         We are in default of our promissory Notes payable due December 26, 2001. The notes payable are secured by a pledge by us, in the event of default, to issue an amount of our common stock with a value of two times the sum of the outstanding principal and unpaid interest. $300,000 and $175,000 of the notes payable bear interest at 30% and 24% per annum respectively, payable monthly.

         We are presently working on a restructuring that, among other benefits, would facilitate settlement. If the creditor elects to exercise its rights under the default provisions of the notes payable, we will be required to issue common stock with a fair value of $950,000 in full settlement of our obligations.


                  Item 4.           Submission of Matters to a Vote of Security
                                    Holders

                                    Not applicable.

                  Item 5.           Other Information

                                    Not Applicable

                  Item 6.           Exhibits and Reports on Form 8-K

                                     A.       Exhibits

                                            None.

                                     B.       Reports on Form 8-K

                                            None.

                  Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

                    Dated this 22st day of March 2002



                                                       GLOBUS WIRLESS LTD.

                                                By:/s/ Bernie Penner
                                                       Bernie Penner, President

                                                By:/s/ Ben Hewson
                                                       Ben Hewson, Comptroller