Form 10QSB
period 2002-04-30
GLOBUS WIRELESS LTD
filed 2002-06-19
CIK 939402

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the Quarter Ended April 30, 2002

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


                        1955 Moss Court, Kelowna, V1Y 9L3
                             British Columbia Canada
----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


         Issuer's telephone number, including area code: (250) 860-3130

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No ___

                           Class                                           Outstanding at June 6, 2002
                           -----                                           ---------------------------

Common stock, $0.001 par value                                                      39,236,264
Series A Preferred, $.001                                                             1,124

                                     PART I
Item 1.  Financial Information

                  Consolidated Financial Statements of

                  GLOBUS WIRELESS LTD.

                  Six months ended April 30, 2002
                  (Unaudited)

GLOBUS WIRELESS LTD.
Consolidated Balance Sheets

$ United States

April 30, 2002 and October 31, 2001

---------------------------------------------------------------------------------------------------------------------------
                                                                      April 30, 2002      October 31, 2001
                                                                         (Unaudited)
---------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
Cash                                                                  $       24,465        $       66,777
Accounts and other receivables (net of allowance of $45,747, 2001 - $nil)     90,320               135,565
---------------------------------------------------------------------------------------------------------------------------
Inventories                                                                        -                12,118
                                                                             114,785               214,460
Fixed assets                                                                 212,035               241,562
Website development                                                           13,469                15,355
Patents and trademarks                                                        12,623                15,123

---------------------------------------------------------------------------------------------------------------------------
                                                                      $      352,912        $      486,500
---------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities                              $    1,381,956        $    1,127,792
Dividends payable                                                            180,963               120,901
Notes payable (note 2)                                                       475,000               475,000
Convertible promissory note to shareholder (note 3)                           75,000                68,000
Convertible promissory note (note 4)                                         224,000               361,000
Current portion of convertible notes payable (note 5)                      1,541,558                  -
---------------------------------------------------------------------------------------------------------------------------
                                                                           3,878,477             2,152,693

Convertible notes payable, net of discounts (note 5)                            -                1,078,403
---------------------------------------------------------------------------------------------------------------------------
                                                                           3,878,477             3,231,096

Stockholders' deficiency:

 20,000,000  preferred shares, issuable in series with a par value of $0.001 per share authorized, 1,124 Series A convertible preferred shares issued
             (October 31, 2001 - 1,201 issued)                                     1                     1
100,000,000  common shares with a par value of
             $0.001 per share authorized, 39,236,264 issued
             (October 31, 2001 - 16,890,174 issued)                           39,236                16,890
Additional paid-in capital                                                12,205,172            11,872,131
Discount on convertible preferred shares                                     (53,760)              (90,037)
Exchangeable shares of subsidiary                                          2,108,538             2,108,538
Deficit                                                                  (17,812,151)          (16,639,518)
---------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                       (12,601)              (12,601)
                                                                          (3,525,565)           (2,744,596)
Contingencies (note 7)
Subsequent events (notes 1 (b), 4 and 5)

---------------------------------------------------------------------------------------------------------------------------
                                                                      $      352,912        $      486,500
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:
_______________________  Director                    _______________________  Director

GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Six months ended April 30, 2002 and 2001
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                    2002             2001
---------------------------------------------------------------------------------------------------------------------------

Engineering and compliance testing revenue                                $      324,579    $      275,350

Sale of cellular phones and related accessories                                  169,545        16,546,579
Cost of sales of cellular phones and related accessories                         125,588        14,869,239
---------------------------------------------------------------------------------------------------------------------------
                                                                                  43,957         1,677,340

---------------------------------------------------------------------------------------------------------------------------
                                                                                 368,536         1,952,690
Expenses:
Amortization                                                                      33,913           242,669
General and administrative                                                       789,050         2,192,595
---------------------------------------------------------------------------------------------------------------------------
Research and development                                                          62,647            64,627
Interest                                                                         718,982           427,571
Recovery of previously written off notes receivable (note 6)                   (166,314)              -
                                                                               1,438,278         2,927,462

---------------------------------------------------------------------------------------------------------------------------
Loss, before the undernoted                                                   (1,069,742)         (974,772)

Other income                                                                        -               10,124
---------------------------------------------------------------------------------------------------------------------------

Loss                                                                      $   (1,069,742)   $     (964,648)
---------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares, basic and diluted (note 1(d))                        336,809,386
12,950,283
Loss per common share, basic and diluted                                          (0.00)            (0.07)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Three months ended April 30, 2002 and 2001
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------

                                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------------

Engineering and compliance testing revenue                                $      167,241    $      168,960

Sale of cellular phones and related accessories                                    3,221         5,424,927
Cost of sales of cellular phones and related accessories                               -         4,817,104
---------------------------------------------------------------------------------------------------------------------------
                                                                                   3,221           607,823

---------------------------------------------------------------------------------------------------------------------------
                                                                                 170,462           776,783
Expenses:
Amortization                                                                      18,674          152,556
General and administrative                                                       359,665           862,114
---------------------------------------------------------------------------------------------------------------------------
Research and development                                                          32,139            52,160
Interest                                                                         434,093            92,721
Recovery of previously written off notes receivable                            (166,314)                 -
                                                                                 678,257         1,159,551

---------------------------------------------------------------------------------------------------------------------------
Loss, before the undernoted                                                     (507,795)         (382,768)

Other income                                                                        -                4,890
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Loss                                                                      $     (507,795)   $     (377,878)
---------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares, basic and diluted (note 1(d))      351,551,716        12,991,304
Loss per common share, basic and diluted                                          (0.00)            (0.03)
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statement of Stockholders' Deficiency

$ United States

Six months ended April 30, 2002
(Unaudited )

------------------------------------------------------------------------------------------------------------------------------------
                                                       Discount on                                        Accumulated
                                                       Convertible Exchangeable Additional                Other         Total
                    Common Shares     Preferred Shares Preferred   Shares of    Paid-in                   Comprehensive Stockholders
                 Number      Amount   Number   Amount  Shares      Subsidiary   Capital       Deficit     Income        Deficiency
------------------------------------------------------------------------------------------------------------------------------------
Balance,
  October 31
  2001          16,890,174  $16,890   1,201    $ 1     $(90,037)  $2,108,538    $11,872,131 $(16,639,518) $(12,601)     $(2,744,596)

Common shares
  issued
  in lieu of
  cash payment
  for wages      1,711,806    1,712       -      -           -           -           51,898         -         -              53,610

Common shares
  issued to
  settle
  accounts
  payable          175,976      176       -      -           -           -            7,812         -         -               7,988

Conversion of
  preferred
  shares         2,584,249    2,584     (77)     -           -           -           (2,584)        -         -                -

Common shares
  issued to
  settle
  dividends
  payable on
  preferred
  shares           215,644      216       -      -           -           -            6,336         -         -               6,552

Common shares
  issued on
  conversion of
  convertible
  notes payable 16,082,944   16,083       -      -           -           -          207,410         -         -             223,493

Common shares
  issued in
  lieu of cash
  payment of
  interest on
  convertible
  notes payable    746,884      747       -      -           -           -            7,506          -        -               8,253

Fair value of
  warrants
  granted to
  non-employees
  in consideration
  for convertible
  notes payable
  note 5)               -         -       -      -           -           -            4,404         -         -               4,404

Amortization
  of discount
  on preferred
  shares                -         -       -      -       36,277          -              -        (36,277)     -                -

Beneficial
  conversion
  feature of
  convertible
  notes payable
  (note 5)              -         -       -      -           -           -          210,311         -         -             210,311

Dividends
  accrued on
  preferred
  shares                -         -       -      -           -           -              -        (66,614)     -             (66,614)

Common
  shares issued
  for director's
  fees             629,087      629       -      -           -           -            4,121         -         -               4,750

Common shares
 issued for
 services          300,000      300       -      -           -           -            2,040         -         -               2,340

Common shares
 returned in
 payment of
 notes
 receivable
 originally
 issued for
 common shares    (100,500)    (101)      -      -           -           -         (166,213)        -         -            (166,314)

Loss for the
  six months
  ended April
  30, 2002              -         -       -      -           -           -              -     (1,069,742)     -          (1,069,742)

------------------------------------------------------------------------------------------------------------------------------------
                39,236,264  $39,236   1,124    $ 1     $(53,760)  $2,108,538    $12,205,172 $(17,812,151) $(12,601)     $(3,525,565)
------------------------------------------------------------------------------------------------------------------------------------


GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows

$ United States

Six months ended April 30, 2002 and 2001
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Loss                                                                     $    (1,069,742)   $     (964,648)
 Non cash items:
   Amortization                                                                   33,913           242,669
   Amortization of deferred financing costs                                      150,177              -
   Amortization of discount on convertible notes payable                         394,186              -
   Common shares issued for services                                               2,340            63,899
   Common shares issued for wages                                                 53,610           100,625
   Common shares issued in lieu of cash payment of interest on
     convertible notes payable                                                     8,253              -
   Compensation cost of options issued to employees                                 -               95,318
   Conversion feature of bridge financing payable                                   -              215,900

   Common shares cancelled to retire notes payable                              (166,314)             -
   Common shares issued for directors fees                                         4,750              -
Changes in non cash working capital:
   Decrease in accounts receivable                                                45,245         4,233,320
   Decrease (increase) in inventory                                               12,118        (1,294,571)
   Increase in prepaid expenses                                                     -              (89,762)
   Increase (decrease) in accounts payable                                       262,152        (3,139,473)
   Increase in convertible promissory note to shareholder                          7,000              -
---------------------------------------------------------------------------------------------------------------------------
                                                                                (262,312)         (536,723)
Cash flows from financing activities:
Proceeds from convertible notes payable                                          425,000           800,000
Repayment of loans payable to related parties                                       -             (780,375)
Reduction of due to stockholders                                                    -             (246,373)
Proceeds from bridge financing                                                      -            1,000,000
Financing costs paid                                                             (68,000)             -
Repayment of convertible promissory note                                        (137,000)             -
---------------------------------------------------------------------------------------------------------------------------
                                                                                 220,000           773,252
Cash flows used in investing activities:
Purchase of fixed assets                                                            -             (114,760)
Purchase of patents and trademarks                                                  -               (3,554)
Decrease in loans and other advances                                                -               82,508
Advances to former shareholders of PCI Marketing & Communications Inc.              -             (259,498)
Business combination                                                                -              (58,978)
---------------------------------------------------------------------------------------------------------------------------
                                                                                    -             (354,282)

---------------------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                (42,312)         (117,753)

Cash, beginning of period                                                         66,777           319,511

---------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                       $       24,465    $      201,758
---------------------------------------------------------------------------------------------------------------------------

GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows

$ United States

Six months ended April 30, 2002 and 2001
(Unaudited)
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------------

Supplementary information
Interest paid                                                             $       21,874    $      153,531
Income taxes paid                                                                      -              -
---------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Non-cash financing and investing activities:
  Exchangeable shares of subsidiary issued upon business combination                -            2,215,354
  Preferred shares issued upon conversion of bridge financing                       -            1,500,000
  Common shares issued for notes receivable                                         -              108,333
  Common shares issued for wages                                                  53,610           100,625
  Common shares issued for share issue costs                                        -               36,822
  Common shares issued for services                                                2,340            63,899
  Common shares issued for prepaid leasehold improvements                           -               73,917
---------------------------------------------------------------------------------------------------------------------------
  Beneficial conversion feature of bridge financing                                 -              215,900
  Beneficial conversion feature of convertible preferred shares                     -              231,100
  Fair value of warrants granted to non-employees                                  4,404           124,500
  Amortization of discount on convertible preferred shares                        36,277           244,566
  Amounts receivable extinguished by cancellation of exchangeable
      shares of subsidiary                                                          -              106,816
  Extinguishment of amount due to shareholder                                       -              162,233
  Common shares cancelled                                                           -              193,350
  Compensation cost of options granted to employees                                 -               95,318
  Common shares issued to settle accounts payable                                  7,988              -
---------------------------------------------------------------------------------------------------------------------------
  Common shares issued to settle dividends payable on preferred shares             6,552              -
  Common shares issued on conversion of convertible notes payable                223,493              -
  Common shares issued in lieu of cash payment of interest on convertible
      notes payable                                                                8,253              -
  Beneficial conversion feature of convertible notes payable                     210,311              -
  Common shares cancelled to retire notes payable                                166,314              -
---------------------------------------------------------------------------------------------------------------------------
  Dividends accrued on preferred shares                                           66,614              -
  Common shares issued on conversion of preferred shares                           2,584              -
  Common shares issued for directors fees                                          4,750              -


GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six months ended April 30, 2002
(Unaudited)

--------------------------------------------------------------------------------

1.       Significant accounting policies:

(a)      Going concern

   These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at April 30, 2002, the Company was in default of certain debt obligations, had lost the services of a key employee (note 1 (b)), had been named as a defendant in several statement of claims, had a significant working capital deficiency and deficit and has suffered recurring losses from operations. The application of the going concern concept is dependent upon the company's ability to generate future profitable operations and receive continued financial support from its suppliers, creditors, shareholders and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to continue to negotiate with creditors and to pursue debt and equity financing to support operations until operations become profitable. Further, during the six months ended April 30, 2002 management decided to discontinue certain areas of the business including the wholesale and retail distribution of cellular phones and related accessories, which comprised all of the Company's product sales in the periods presented.

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

(b)      Economic dependence

   As disclosed in note 1(b) of the Company's October 31, 2001 financial statements, the Company's sole focus on SAR compliance testing and developing SAR solutions for wireless devices caused the Company to become economically dependent upon one employee. Subsequent to April 30, 2002, the Company terminated this employee. In the interim period, management believes that remaining staff members possess the necessary technical expertise and qualifications to continue to service the Company's existing client base while potential replacements are evaluated. The effect of this matter on the Company's ability to continue as a going concern cannot be predicted at this time.

(c)      Basis of presentation

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

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six months ended April 30, 2002
(Unaudited)

--------------------------------------------------------------------------------

1.       Significant accounting policies (continued):

(d)      Loss per share

   As disclosed in note 1(n) of the Company's October 31, 2001 financial statements, basic loss per share has been calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, which includes the effect of shares issuable for little or no consideration, namely the exchangeable shares of the Company's subsidiary. As the market price of the Company's common stock has decreased significantly during the six months ended April 30, 2002, the number of common shares issuable, should the Company be required to exchange the shares, has increased significantly. As a result, the weighted average number of common shares as at April 30, 2002 exceeds the authorized number of common shares. In order to have a sufficient number of common shares available to exchange for the outstanding exchangeable shares of the Company's subsidiary, the Company would have to amend it's articles of incorporation to increase its authorized common shares or renegotiate the terms of the exchangeable shares.


2.       Notes payable:

Notes payable were due December 26, 2001 and are secured by a pledge by the Company, in the event of default, to issue an amount of its common stock with a value of two times the sum of the outstanding principal and unpaid interest. $300,000 and $175,000 of the notes payable bear interest at 30% and 24% per annum respectively, payable monthly.

The notes payable are overdue at April 30, 2002, however, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors elect to exercise their rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of $950,000 in full settlement of its obligations.

3.       Convertible promissory note to shareholder:

As disclosed in note 11 of the Company's October 31, 2001 financial statements, the convertible promissory note to shareholder was due February 2002. During the six months ended April 30, 2002, the shareholder extended the due date of the note to July 31, 2002 and the Company agreed to increase the amount owing to the shareholder by $7,000 to $75,000. The income in the note payable has been recorded as additional interest expense. The convertible promissory note to shareholder does not bear interest, is unsecured and is convertible, upon default, into common shares of the Company at 75% of the average market price of the Company's common stock for the ten days immediately prior to conversion.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six months ended April 30, 2002
(Unaudited)

--------------------------------------------------------------------------------


4.       Convertible promissory note:

The convertible promissory note is secured by a general security agreement over the two research and development projects and bears interest at prime plus 1%. Principle repayments are approximately as follows:

September 1, 2001 .........................................           $  22,000
October 1, 2001 ...........................................              25,000
November 1, 2001 ..........................................              56,000
February 1, 2002 ..........................................              56,000
May 1, 2002 ...............................................              56,000
August 1, 2002 ............................................              56,000
November 1, 2002 ..........................................              56,000
February 1, 2003 ..........................................              56,000
                                                                      ---------
                                                                        383,000
Less amounts paid to April 30, 2002 .......................            (159,000)
                                                                      ---------
                                                                      $ 224,000
                                                                      ---------

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

No warrants, where issuance was subject to specific performance criteria, were granted during the six months ended April 30, 2002. Future share purchase warrants that become no longer contingent will be recorded at their fair value as an increase to research and development expense.

Subsequent to April 30, 2002, the Company chose not to pay the $56,000 due on May 1, 2002. The creditor notified the Company of the creditor's intent to exercise their security rights over the technology projects on February 18, 2002 under the general security agreement. The Company is discussing the matter with its legal counsel to determine a course of action.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six months ended April 30, 2002
(Unaudited)

--------------------------------------------------------------------------------

5.       Convertible notes payable:

---------------------------------------------------------------------------------------------------------
                                          Balance                                                 Balance,
Due Date                         October 31, 2001              Issued        Converted      April 30, 2002
---------------------------------------------------------------------------------------------------------
May 31, 2003          (i)           $     787,409      $               $      (48,274)      $      739,135
June 6, 2003         (ii)                 450,000                             (40,000)             410,000
July 24, 2003       (iii)                 247,192                            (135,219)             111,973
August 16, 2003      (iv)                 250,000                                 -                250,000
October 3, 2003       (v)                 150,000                                 -                150,000
October 16, 2003     (vi)                 150,000                                 -                150,000
October 31, 2003    (vii)                  85,000                                 -                 85,000
---------------------------------------------------------------------------------------------------------
November 15, 2003  (viii)                    -                 70,000             -                 70,000
November 21, 2003    (ix)                    -                 90,000             -                 90,000
April 30, 2002        (x)                    -                215,000             -                215,000
June 2, 2002         (xi)                    -                 50,000             -                 50,000
                                    $   2,119,601      $      425,000  $     (223,493)           2,321,108
---------------------------------------------------------------------------------------------------------


Unamortized discount related to the beneficial conversion option on and warrants
granted in conjunction with the convertible notes payable                                         (557,822)
Unamortized cash financing costs                                                                  (221,728)
                                                                                            $    1,541,558

The convertible notes payable of $215,000 is overdue at April 30, 2002. In addition, the $50,000 convertible note payable due June 2, 2002 was not repaid subsequent to April 30, 2002. Accordingly, these amounts have been reclassified to current liabilities. However, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors exercise their rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of $265,000 in full settlement of its overdue obligations.

The convertible notes payable bear interest at 8% per annum and are convertible into common stock of the Company at the lesser of:

a) $0.48; (ii) $0.448; (iii) $0.421; (iv) $0.368; (v) $0.232; (vi) $0.165; (vii)
   $0.104; (viii) $0.056;(ix) $0.046; (x) $0.0045; (xi) $0.0051; and

b) 80% of the average of the three lowest closing bid prices of the Company's common stock for the thirty days immediately prior to the conversion date.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six months ended April 30, 2002
(Unaudited)

---------------------------------------------------------------------------------------------------------------------------

5.                               Convertible notes payable (continued):


In conjunction with the notes, the Company granted the following warrants:


---------------------------------------------------------------------------------------------------------------------------
Expiry date                                                               Exercise Price            Number
---------------------------------------------------------------------------------------------------------------------------

May 31, 2004                                                             $          1.78           320,000
June 6, 2004                                                                        1.78           180,000
July 24, 2004                                                                       1.15           100,000
August 16, 2004                                                                     1.15           100,000
October 3, 2004                                                                     1.15            60,000
October 16, 2004                                                                    1.15            60,000
October 31, 2004                                                                   0.144            34,000
---------------------------------------------------------------------------------------------------------------------------
November 15, 2004                                                                  0.084            28,000
November 21, 2004                                                                  0.068            36,000
February 8, 2005                                                                  0.0075            60,000
March 13, 2005                                                                    0.0096            50,000
                                                                                                 1,028,000
---------------------------------------------------------------------------------------------------------------------------

The convertible notes payable issued during the six months ended April 30, 2002 contain a beneficial conversion feature as the note holders were granted common share purchase warrants, and the notes are convertible into common shares at prices that are less than the market price at the date of issuance, both of which result in the convertible notes payable initially being recorded at a carrying amount which is less than their face value. The note proceeds attributable to the warrants was estimated to be $4,404 and has been recorded as a discount on the convertible notes payable. The fair value of the note proceeds attributable to the warrants was determined using the Black Scholes pricing model using the following assumptions: the three year life of the warrants, volatility factor of 325%, risk-free rate of 4.5% and no expected dividend yield. The intrinsic value of the beneficial conversion option has been calculated as $210,311 which is being accreted over the term of the debt in accordance with EITF 00-27.

6.       Recovery of previously written off note receivable:

Consistent with the decision to discontinue its operations related to the PCI and Edge acquisitions as well as the pre-existing operations related to the wholesale and retail distribution of cellular phones and related accessories in North America, the Company previously recorded a $293,186 expense related to the write-down of notes receivable originally issued to employees of PCI and Edge in exchange for common shares as part of a total writedown of $4,117,268. In the quarter ended April 30, 2002, the Company was able to have certain common shares returned as payment of notes receivable originally issued for common shares in the amount of $166,314.

7.       Contingencies:

(a) During the six months ended April 30, 2002, the Company was named as defendant in several statements of claim related to approximately 250,000 outstanding amounts included in accounts payable. The Company has consulted with legal counsel to assess the validity of the claims.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Six months ended April 30, 2002
(Unaudited)

--------------------------------------------------------------------------------


7.       Contingencies (continued):


(b) Subsequent to April 30, 2002, a former employee of the Company named the Company as defendant in a wrongful dismissal lawsuit. The complaint claims an amount of approximately $190,000 plus costs and such further costs or other relief as deemed equitable by the court. The Company has consulted with legal counsel to assess the validity of the claim.

The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the April 30, 2002 financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe-harbor" for forward-looking statements. This report includes both historical and forward-looking statements. Any forward-looking statements contained herein are based on Globus Wireless, Ltd.'s (the "Company) current expectations and projections about future events. All forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including anticipated growth strategies, anticipated trends and corrections in the business, including trends in technology and growth of the wireless communication industry, and future business directions for the Company and associated financial commitments. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may differ materially from those described in this report as anticipated, believed, estimated or expected.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed financial statements and notes thereto attached and the Company's consolidated financial statements and notes thereto attached in the Company's Annual Report on Form 10-KSB as of and for the year ended October 31, 2001.

Overview

The Company was incorporated under the laws of the State of Nevada in June 1987, under the name Daytona Pacific Corporation. In October 1994, the Company acquired all the assets of Globus Cellular & User Protection Ltd. (Canada) and changed its name to Globus Cellular and User Protection Ltd. In September 1995, the Company became a publicly traded corporation, trading on the NASD Over-the-Counter (OTC) Bulletin Board. In August 1997, the changed it's name to Globus Cellular, Ltd. In December 1999, the Company changed its name to Globus Wireless, Ltd., the name being more indicative of the Company's expertise, technologies, and new product lines. Globus Wireless has the following wholly owned subsidiaries, Globus Wireless Canada Ltd., Globus Wireless Korea Ltd., Globus Online Inc, and Celltech Research Inc.

The corporate offices are located at 1955 Moss Court, Kelowna, British Columbia, Canada V1Y 9L3. The Company's registered offices in the United States of America, are Ste 220 - 1495 Ridgeview, Reno NV.

Globus Wireless, Ltd., is engaged in the research , design and testing of wireless communication products. Our primary objectives of business are :

o        To provide SAR compliance testing services for wireless devices, and

o        to develop SAR technology solutions for OEM wireless products.

SAR, or Specific Absorption Rate, is a measurement to determine the amount of microwave radiation absorbed by human tissue. We strive to lower SAR in products without affecting, or alternatively enhancing, their desired performance

In fiscal 2001, our product distribution business units, including the acquisitions of Edge Continental and PCI Marketing (Shopwireless.com), were to provide the Company with distribution channels to market products from wireless equipment manufacturers, aftermarket or proprietary design, to generate significant revenues and earnings. While the Company did realize significant growth in product sales revenues over the prior year, selling an array of wireless equipment, rapidly declining margins and markets for these products lead the Company to change its strategy to a greater emphasis on distribution of proprietary product, specifically targeting higher margin, value-added, and differentiated sales opportunities.

Primary distribution of proprietary products was to occur through established, large-scale distributors, carriers and wireless equipment manufacturers. During fiscal 2001, the Company negotiated distribution and manufacturing rights to hands-free, in-vehicle speakerphone that was to be a future cornerstone product for the distribution business. In December 2001, due to unsuccessful marketing and sales campaigns we terminated the technology agreement, reducing the risk of future losses, future overhead and eliminating future royalty obligations for this unsuccessful venture. Efforts are underway to seek out a buyer for the Shopwireless.com portion of the business. There can be no assurance that such efforts will have success.

In December 2001, due to financial losses incurred, we ceased operations related to commodity product distribution, and closed our warehouse distribution operations in Los Angeles, California, and closed our warehouse liquidated inventories and implemented labor force reductions in all distribution business units.



Our wireless compliance testing laboratory, Celltech Research Inc., serves over 35 wireless equipment manufacturers, providing emission testing and license submission services. This business unit, assists wireless equipment manufacturers to satisfy their applicable government licensing regulations, with the Federal Communication Commission and/or Industry Canada.

The Company, during and subsequent to the current reporting quarter, April 30, 2002, has defaulted on certain debt and operating obligations. At this time the remedies provided in the debt obligations have been acted upon by certain debtors, in addition, legal proceedings have been initiated by certain suppliers. The Company is currently in discussions with legal counsel and the parties to the default in an attempt to formulate a solution, including amending repayment terms, which will provide for maintaining ongoing operations. The outcome of these proceedings is not yet determinable at this time.

The Company remains committed to re-focusing its resources to its core competences, and the profitable operations by providing SAR compliance testing services and developing SAR technology solutions for wireless products.

The common stock of the corporation is currently listed on the OTC Bulletin Board, under the trading symbol GBWL. Mr. Bernard Penner is President, CEO and Chairman of the Board of Directors.

Results of Operations

Three months ended April 30, 2002 and 2001

In the quarter ending April 30, 2002, we incurred a loss of $ 507,795 or $0.00 per share compared to a loss of $377,878 or $0.03 per share for the quarter ended April 30, 2001. The increase in the loss over the same quarter in April 30, 2001 is attributable to increased interest charges on greater debt balances, reduced margins on abandoned distribution and retail business units that offset reductions in General and Administrative charges, and amortization charges.

Consolidated revenues for the three month period ending April 30, 2001 were $170,462, compared $5,593,887 for the same period ending April 30, 2001. The decrease in revenues reflects the impact of the abandonment of the low margin wireless products and accessories distribution and retail businesses in Canada and the USA. Not including the sales related to the sale of cellular phones and related accessories in the prior year, engineering and compliance testing revenue is $167,241 compared to $168,960 in the preceding three month period ended April 30, 2001.

Amortization decreased $133,882 to $18,674 for the three months ended April 30, 2002 compared to $152,556 for the same period in fiscal 2001. The decrease is attributable to write-downs of fixed assets and goodwill related to the abandonment of wireless and accessories business units during the fiscal year ended October 31, 2001.

General and administrative costs for period ending April 30, 2002 were $359,665 compared to $862,114 for the same period in fiscal 2001. The decrease is the direct result of rationalizations, in the labor force and distribution and retail business units of the Company.

Interest expense was $434,093, for the three months ended April 30, 2002 compared with interest expense of $92,721 for the same period in fiscal 2001. The increase is attributable to greater debt balances, and the beneficial conversion features associated with these debt instruments, over the debt balances in the same period in fiscal 2001.

During the quarter the Company experienced a gain of $166,314 on previously written off notes receivable when common share certificates held as security for certain employee notes receivable were returned to the Company as payment of notes receivable originally issued for common shares.

Six months ended April 30, 2001 and 2000

Consolidated sales revenues for the first six months of fiscal year 2002 were $494,124, compared to sales of $16,821,929 for the same period in 2001. The decrease in revenues reflects the impact of the abandonment of the low margin wireless products and accessories distribution and retail businesses in Canada and the USA. Engineering revenues for the first six months of fiscal year 2002 were $324,579, compared to engineering revenues of $275,350 for the same period in 2001. The increase is attributable to a growth in the client base and services provided in the operations of Celltech Research Inc.

Amortization decreased $208,756 to $33,913 for the three months ended April 30, 2002 compared to $242,600 for the same period in fiscal 2001. The decrease is attributable to write-downs of fixed assets and goodwill related to the abandonment of wireless and accessories business units during the fiscal year ended October 31, 2001.

General, and administrative costs for the first six-months of 2002 were $789,050 compared with general, and administrative for the same period in 2001 of $2,192,595. The decrease is the direct result of rationalizations, in the labor force and distribution and retail business units of the Company.

Interest expense was $718,982, for the six months ended April 30, 2002 compared with interest expense of $427,571 for the same period in fiscal 2001. The increase is attributable to greater debt balances, and the beneficial conversion features associated with these debt instruments, over the debt balances in the same period in fiscal 2001.

The Company recorded a loss of $1,069,742 for the six months ended April 30, 2002. This compares to a $964,648 loss recorded over the same period of fiscal 2001.

Capital Resources & Liquidity

For the six months ended April 30, 2002 , the Company incurred a loss of $1,069,742 and cashflows used in operations of $262,312.

For the six months ended April 30, 2002, the Company received proceeds from convertible notes payable of $425,000 net of $68,000 in financing costs. The Company increased convertible note to shareholder by $7,000 and repaid $137,000 on the convertible promissory note, for a total cash inflow from financing activities of $227,000. The Company had no investing activities during the six months ended April 30, 2002.

The above activities resulted in a net decrease in a cash of $42,312 during the period to a cash balance at April 30, 2002 of $24,465.

The company has a working capital deficiency of $3,763,692 as at April 30, 2002, compared to a working capital deficiency at October 31, 2001, of $1,938,233.

No dividends have been declared since our inception nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.


The consolidated financial statements assume the company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements have been prepared on the going concern basis, which assumes the realization if assets and liquidation of liabilities and commitments in the normal course of business. As at April 30, 2002, the Company was in default of certain debt obligations, had lost the services of a key employee (note 1(b)), had been named as a defendant in several statement of claims, had a significant working capital deficiency and deficit and has suffered recurring losses from operations. The application of the going concern concept is dependent upon the company's ability to generate future profitable operations and receive continued financial support from its suppliers, creditors, shareholders and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to continue to negotiate with creditors and to pursue debt and equity financing to support operations until operations become profitable. Further, during the six months ended April 30, 2002 management decided to discontinue certain areas of the business including the wholesale and retail distribution of cellular phones and related accessories, which comprised all of the Company's product sales in the periods presented.

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

During fiscal 2002, the Company has initiated or experienced the following actions and strategies, in regards to the on-going operations of its business activities;

o In December 2001, the Company ceased operations in commodity product distribution, with closures of warehouse distribution operations in Los Angeles, California and Markham Ontario, liquidation of inventories and labor force reductions in all marketing and distribution business units.
o On December 6, 2001 Mr. Nicholas Wizinsky resigned his positions of Chief Operations Officer, Chief Financial Officer, and Secretary Treasurer for personal reasons.
o Effective December 15, 2001, Mr. Gene Haley, formally Director of U.S. Sales, left the company.
o On December 19, 2001, Mr. Tom Pick resigned from all offices for personal reasons.
o On December 20, 2001 the Board of Directors re-instated Mr. Bernard Penner as acting president and CEO.
o    In December 2001, the Company ceased operations of Globus Wireless Korea
     Ltd.
o In January 2002, the Company ceased operations of Globus Online Inc. d.b.a. ShopWireless.com.
o Subsequent to the quarter, on June 13, 2002, the Company terminated the employment of Mr. Shawn McMillen, formally General Manager of Celltech Research Inc.
o    The Company currently has 5 employees.

The Company has drastically reduced overhead costs, and does require additional capital to meet ongoing requirements and to meet objectives for the next twelve months. The Company remains committed to the re-structuring plan originally announced in January 2002, aimed at stabilizing the remaining operations and a re-focus on its core competencies related to SAR testing.

PART II - Other Information

Item 1. Legal Proceedings

As stated in Note 7 (a) of the financial statements, the Company was named as defendant in several statements of claim related to approximately $250,000 outstanding amounts included in accounts payable. Details are as follows;

Date of Proceedings:       April 4, 2002
Jurisdiction of Court:     Supreme Court of British Columbia
Principal partners:        310047 B.C. Ltd. vs. Globus Wireless Ltd.
Allegation:                Amounts owing for services rendered.
Damages/award sought:      $122,000  ($191,224.28 CAD)

Date of Proceedings:       April 12, 2002
Jurisdiction of Court:     Court of Queen's Bench of Alberta
Principal partners:        Bennett Jones LLP vs. Globus Wireless Ltd.
Allegation:                Amounts owing for services rendered.
Damages/award sought:      $30,000  ($46,934.08 CAD)

Date of Proceedings:       May 10, 2002
Jurisdiction of Court:     Circuit Court of Cook County, Illinois
Principal partners:        Mr. Gene Haley
Allegation:                Breach of wirtten, oral employment contract and
                           unjust enrichment.
Damages/award sought:      $190,000

 The Company has consulted with legal counsel to assess the validity of the claims, and intends to defend against these claims.

Item 2.  Change in Securities

Recent Sales of Unregistered Securities

The securities described below represent equity securities of Globus sold by Globus during the three month period ended April 30, 2002 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"), all of which were issued by the Company pursuant to exemptions under the Securities Act. Underwriters were involved in none of these transactions.

Private Placements of Common Stock and Warrants for Cash

None.

Sales of Debt and Warrants for Cash

Convertible notes payable were issued to two accredited purchasers during the quarter ended April 30, 2002. The debentures were in aggregate principal amount of $265,000. The debentures were convertible into common stock at a conversion price of the lower of 80% of the average of the three lowest closing bid prices for the common stock thirty days prior to the closing date or 80% of the average of the three lowest closing bid prices for the common stock thirty days prior to conversion. In addition, these same purchasers received an aggregate amount of

110,000 to purchase common stock. The offering of convertible debentures and warrants was exempt from registration under rule 504 of Regulation D and under section 4(2) of the securities Act. No Advertising or general solicitation was employed in offering the securities. All persons were accredited investors, and represented that they were capable of analyzing the merits and risks of their investment.

Option Grants

None.

Issuances of Stock for Services or in Satisfaction of Obligations

On February 12, 2002, the Company issued 169,632 shares of common stock to a Director for Director's compensation of $3,250.

On April 5, 2002, the Company issued 300,000 shares of common stock to 532273 BC Ltd. for services of $2,340.

On April 19, 2002, the Company issued 459,455 shares of common stock to a Director for Director's compensation of $ 1,500.

The above offerings and sales were deemed to be exempt under Regulation D
Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were business associates of Globus or executive officers and/or directors of Globus, and transfer was restricted by Globus in accordance with the requirements of the Securities Act.

Item 3.  Defaults Upon Senior Securities

As stated in note 2 of the financial statements the Company is in default on Notes payable that were due December 26, 2001 and are secured by a pledge by the Company, in the event of default, to issue an amount of its common stock with a value of two times the sum of the outstanding principal and unpaid interest. $300,000 and $175,000 of the notes payable bear interest at 30% and 24% per annum respectively, payable monthly.

The notes payable are overdue at April 30, 2002, however, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors elect to exercise their rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of $950,000 in full settlement of its obligations.

As stated in note 4 of the financial statements the Company is in default on a Convertible promissory note with an outstanding balance of approximately $224,000. The creditor has notified the Company of the creditor's intent to exercise their security rights over the technology projects on February 18, 2002 under the general security agreement. The Company is discussing the matter with its legal counsel to determine a course of action.

As stated in note 5 of the financial statements the Company is in default on Convertible notes payable. The convertible notes payable of $215,000 is overdue at April 30, 2002. In addition, the $50,000 convertible note payable due June 2, 2002 was not repaid subsequent to April 30, 2002. Accordingly, these amounts along with the remaining convertible notes payable have been reclassified to current liabilities. However, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors exercise their rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of $265,000 in full settlement of its overdue obligations

Item 4.           Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.           Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

A.       Exhibits

None.

B.       Reports on Form 8-K

None.

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 17th day of June 2002


                                                            GLOBUS WIRELESS LTD.

                                                 By:/s/ Bernie Penner
                                                        Bernie Penner, President

                                                By: /s/ Ben Hewson
                                                        Ben Hewson, Comptroller