Form 10QSB
period 2002-07-31
GLOBUS WIRELESS LTD
filed 2002-09-23
CIK 939402

United States
                       Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the Quarter Ended July 31, 2002

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

Yes _X_  No ___

Class                                          Outstanding at September 23, 2002
Common stock, $0.001 par value                               39,236,264
Series A Preferred, $.001                                         1,124

                  Consolidated Financial Statements of

                  GLOBUS WIRELESS LTD.

                  Nine months ended July 31, 2002
                  (Unaudited)

GLOBUS WIRELESS LTD.
Consolidated Balance Sheets

$ United States

July 31, 2002 and October 31, 2001

------------------------------------------------------------------------------------------------------------------------------------
                                                                       July 31, 2002      October 31, 2001
                                                                         (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------

Assets
Current Assets:
Cash                                                                  $       41,272        $       66,777
Accounts and other receivables
   (net of allowance of $44,027, 2001 - $nil)                                 53,402               135,565
------------------------------------------------------------------------------------------------------------------------------------
Inventories                                                                        -                12,118
                                                                              94,674               214,460
Fixed assets                                                                 178,838               241,562
Website development                                                                -                15,355
Patents and trademarks                                                             -                15,123

------------------------------------------------------------------------------------------------------------------------------------
                                                                      $      273,512        $      486,500
------------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Deficiency
Current liabilities:
Accounts payable and accrued liabilities                              $    1,466,200        $    1,127,792
Dividends payable                                                            214,506               120,901
Notes payable (note 2)                                                       475,000               475,000
Convertible promissory note to shareholder (note 3)                                -                68,000
Convertible promissory note (note 4)                                         224,000               361,000
Current portion of convertible notes payable (note 5)                      1,711,134                  -
------------------------------------------------------------------------------------------------------------------------------------
                                                                           4,090,840             2,152,693

Convertible notes payable, net of discounts (note 5)                               -             1,078,403
------------------------------------------------------------------------------------------------------------------------------------
                                                                           4,090,840             3,231,096

Stockholders' deficiency:

 20,000,000  preferred shares, issuable in series with a
             par value of $0.001 per share authorized,
             1,124 Series A convertible preferred shares
             issued
             (October 31, 2001 - 1,201 issued)                                     1                     1
100,000,000  common shares with a par value of
             $0.001 per share authorized, 39,236,264 issued
             (October 31, 2001 - 16,890,174 issued)                           39,236                16,890
Additional paid-in capital                                                12,371,486            11,872,131
Discount on convertible preferred shares                                     (45,890)              (90,037)
Exchangeable shares of subsidiary                                          2,108,538             2,108,538
Deficit                                                                  (18,278,098)          (16,639,518)
------------------------------------------------------------------------------------------------------------------------------------
Accumulated other comprehensive income                                       (12,601)              (12,601)
                                                                          (3,817,328)           (2,744,596)
Going concern (note 1(a))
Contingencies (note 6)

------------------------------------------------------------------------------------------------------------------------------------
                                                                      $      273,512        $      486,500
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

On behalf of the Board:
_______________________  Director             _______________________  Director

GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Nine months ended July 31, 2002 and 2001
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                    2002             2001
------------------------------------------------------------------------------------------------------------------------------------

Engineering and compliance testing revenue                                $      436,573    $      459,893

Sale of cellular phones and related accessories                                  169,545        18,593,947
Cost of sales of cellular phones and related accessories                         125,588        16,693,679
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  43,957         1,900,268

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 480,530         2,360,161
Expenses:
Amortization                                                                      81,002           335,537
General and administrative                                                       998,206         2,927,827
------------------------------------------------------------------------------------------------------------------------------------
Research and development                                                          62,647            89,127
Interest                                                                         895,751           560,670
Gain on write-off of convertible promissory note to shareholder (note 3)         (62,800)                -
                                                                               1,974,806         3,913,161

------------------------------------------------------------------------------------------------------------------------------------
Loss, before the undernoted                                                   (1,494,276)       (1,553,000)

Other income                                                                           -            13,798
------------------------------------------------------------------------------------------------------------------------------------

Loss                                                                      $   (1,494,276)   $   (1,539,202)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares, basic and diluted (note 1(d))    3,197,867,593        16,453,991
Loss per common share, basic and diluted                                           (0.00)            (0.09)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statements of Loss and Comprehensive Loss

$ United States

Three months ended July 31, 2002 and 2001
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                    2002              2001
------------------------------------------------------------------------------------------------------------------------------------

Engineering and compliance testing revenue                                $      111,994    $      184,543

Sale of cellular phones and related accessories                                        -         2,047,368
Cost of sales of cellular phones and related accessories                               -         1,824,440
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       -           222,926

------------------------------------------------------------------------------------------------------------------------------------
                                                                                 111,994           407,471
Expenses:
Amortization                                                                      47,089           92,868
General and administrative                                                       209,156           735,232
------------------------------------------------------------------------------------------------------------------------------------
Research and development                                                               -            24,500
Interest                                                                         176,769           133,099
Gain on write-off of convertible promissory note to shareholder (note 3)         (62,800)                -
                                                                                 370,214           985,699

------------------------------------------------------------------------------------------------------------------------------------
Loss, before the undernoted                                                     (258,220)         (578,228)

Other income                                                                           -             3,674
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Loss                                                                      $     (258,220)   $     (574,554)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares, basic and diluted (note 1(d))    3,204,027,693        17,567,968
Loss per common share, basic and diluted                                           (0.00)            (0.03)
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GLOBUS WIRELESS LTD.
Consolidated Statement of Stockholders' Deficiency

$ United States

Nine months ended July 31, 2002
(Unaudited )

------------------------------------------------------------------------------------------------------------------------------------
                                                     Discount on                                        Accumulated
                                                     Convertible  Exchangeable Additional                  Other       Total
                   Common Shares    Preferred Shares Preferred    Shares of    Paid-in                  Comprehensive  Stockholders'
                  Number   Amount   Number Amount    Shares       Subsidiary   Capital     Deficit         Income      Deficiency
------------------------------------------------------------------------------------------------------------------------------------
Balance, October
 31, 2001        16,890,174  $16,890  1,201  $  1      $(90,037)    $2,108,538   $11,872,131 $(16,639,518) $(12,601)    $(2,744,596)

Common shares
 issued in lieu
 of cash payment
 for wages        1,711,806    1,712     -      -           -           -             51,898         -         -             53,610

Common shares
 issued to
 settle accounts
 payable            175,976      176     -      -           -           -              7,812         -         -              7,988

Conversion of
 preferred shares 2,584,249    2,584    (77)    -           -           -             (2,584)        -         -                -

Common shares
 issued to settle
 dividends payable
 on preferred
 shares             215,644      216     -      -           -           -              6,336         -         -              6,552

Common shares
 issued on
 conversion of
 convertible
  notes payable  16,082,944   16,083     -      -           -           -            207,410         -         -            223,493

Common shares
 issued in lieu
 of cash payment
 of interest on
 convertible
 notes payable      746,884      747     -      -           -           -              7,506         -         -              8,253

Fair value of
 warrants granted
 to non-employees
 in consideration
 for convertible
 notes payable
 note 5)                 -         -     -      -           -           -              4,404         -         -              4,404

Amortization of
 discount on
 preferred shares        -         -     -      -        44,147         -               -         (44,147)     -                -

Beneficial conversion
 feature of convertible
 notes payable
 (note 5)                -         -     -      -           -           -            210,311         -         -            210,311

Dividends accrued on
 preferred shares        -         -     -      -           -           -               -        (100,157)     -           (100,157)

Common shares
 issued for
 director's fees    629,087      629     -      -           -           -              4,121         -         -              4,750

Common shares
 issued for
 services           300,000      300     -      -           -           -              2,040         -         -              2,340

Common shares
 returned and
 cancelled in
 payment of
 notes receivable
 originally issued
 for common
 shares            (100,500)    (101)    -      -           -           -                101         -         -                -

Loss for the nine
 months ended July
 31, 2002                -         -     -      -           -           -               -      (1,494,276)     -         (1,494,276)

------------------------------------------------------------------------------------------------------------------------------------
                  39,236,264 $39,236  1,124  $  1      $(45,890)    $2,108,538   $12,371,486 $(18,278,098) $(12,601)    $(3,817,328)
------------------------------------------------------------------------------------------------------------------------------------

GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows

$ United States
Nine months ended July 31, 2002 and 2001
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    2002              2001
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Loss                                                                     $    (1,494,276)   $   (1,539,202)
 Non-cash items:
Amortization                                                                      81,002           335,537
Common shares issued for wages                                                    53,610           222,625
Common shares issued for services                                                  2,340           172,558
Beneficial conversion feature of bridge financing                                      -           215,900
Amortization of deferred financing costs                                         173,382            30,750
Amortization of discount on convertible notes payable                            540,757            41,903
Compensation cost of options granted to employees                                      -            95,318
Gain on write-off of convertible promissory note to shareholder                  (62,800)                -
Common shares issued in lieu of cash payment of interest on
    convertible notes payable                                                      8,253                 -
Common shares issued for directors fees                                            4,750                 -
Changes in non-cash working capital:
Decrease in accounts receivable                                                   82,163         4,359,348
Decrease in inventory                                                             12,118           317,702
Increase in prepaid expenses                                                           -        (1,803,485)
Increase (decrease) in accounts payable                                          346,196        (3,698,453)
Increase in convertible promissory note to shareholder                             7,000                 -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                (245,505)       (1,249,499)
Cash flows from financing activities:
       Common shares issued for cash, net of shares issue cost                         -          (153,453)
Proceeds from convertible notes payable                                          425,000         1,500,000
Repayment of loans payable to related parties                                          -          (780,375)
Reduction of due to stockholders                                                       -          (245,785)
Proceeds from bridge financing                                                         -         1,000,000
Proceeds from notes payable                                                            -           475,000
Financing costs paid                                                             (68,000)         (271,250)
Repayment of convertible promissory note                                        (137,000)                -
------------------------------------------------------------------------------------------------------------------------------------
                                                                                 220,000         1,524,137

Cash flows used in investing activities:
Purchase of fixed assets                                                               -          (229,940)
Advances to former shareholders of PCI Marketing & Communications Inc.                 -          (259,498)
Decrease in loans and other advances                                                   -            82,508
Purchase of patents and trademarks                                                     -            (3,554)
Business combination                                                                   -           (58,978)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                       -          (469,462)

------------------------------------------------------------------------------------------------------------------------------------
Decrease in cash                                                                 (25,505)         (194,824)

Cash, beginning of period                                                         66,777           319,511

------------------------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                       $       41,272    $      124,687
------------------------------------------------------------------------------------------------------------------------------------

GLOBUS WIRELESS LTD.
Consolidated Statements of Cash Flows

$ United States

Nine months ended July 31, 2002 and 2001
(Unaudited)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                    2002              2001
------------------------------------------------------------------------------------------------------------------------------------

Supplementary information
Interest paid                                                             $       21,874    $      106,625
Income taxes paid                                                                      -                 -
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

Non-cash financing and investing activities:
  Exchangeable shares of subsidiary issued upon business combination                   -         2,215,354
  Preferred shares issued upon conversion of bridge financing                          -         1,500,000
  Common shares issued for notes receivable                                            -           108,333
  Common shares issued for wages                                                  53,610           222,625
  Common shares issued for share issue costs                                           -            36,822
  Common shares issued for services                                                2,340           172,558
  Common shares issued for prepaid leasehold improvements                              -            73,917
------------------------------------------------------------------------------------------------------------------------------------
  Beneficial conversion feature of bridge financing                                    -           215,900
  Beneficial conversion feature of convertible preferred shares                        -           231,100
  Fair value of warrants granted to non-employees                                  4,404           124,500
  Amortization of discount on convertible preferred shares                        44,147           255,064
  Accrued dividends on preferred shares                                          100,157           103,016
  Extinguishment of amount due to shareholder                                          -           162,233
  Common shares cancelled                                                              -           193,350
  Compensation cost of options granted to employees                                    -            95,318
  Common shares issued to settle accounts payable                                  7,988                 -
------------------------------------------------------------------------------------------------------------------------------------
  Common shares issued to settle dividends payable on preferred shares             6,552                 -
  Common shares issued on conversion of convertible notes payable                223,493                 -
  Common shares issued in lieu of cash payment of interest on convertible
      notes payable                                                                8,253                 -
  Beneficial conversion feature of convertible notes payable                     210,311           470,700
  Common shares issued on conversion of preferred shares                           2,584             3,202
------------------------------------------------------------------------------------------------------------------------------------
  Common shares issued for directors fees                                          4,750                 -

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine months ended July 31, 2002
(Unaudited)

--------------------------------------------------------------------------------

1.       Significant accounting policies:

(a)      Going concern

   These financial statements have been prepared on the going concern basis, which assumes the realization of assets and liquidation of liabilities and commitments in the normal course of business. As at July 31, 2002, the Company was in default of certain debt obligations, had lost the services of a key employee (note 1 (b)), had been named as a defendant in several statement of claims, had a significant working capital deficiency and deficit and has suffered recurring losses from operations. The application of the going concern concept is dependent upon the company's ability to generate future profitable operations and receive continued financial support from its suppliers, creditors, shareholders and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to continue to negotiate with creditors and pursue debt or equity financing. Further, during the nine months ended July 31, 2002 management decided to discontinue certain areas of the business including the wholesale and retail distribution of cellular phones and related accessories, which comprised all of the Company's product sales in the periods presented.

   As a result, the Company is now focused solely on Specific Absorption Rate ("SAR") compliance testing and developing SAR solutions for wireless devices using wireless technologies. Management believes the plans described above will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. However, management acknowledges it cannot predict the outcome of the legal proceedings and an unfavorable settlement could hinder its ability to operate. Management is also working closely with its secured creditors including the creditor ("Secured Creditor") which has a first security agreement on substantially all the company's operating assets, under agreements in default (see notes 2, 4 and 5). To date the Secured Creditor has not realized on its security but has allowed management to continue to operate. The Company is currently operating on a cash basis with suppliers as it is unable to obtain trade credit. Management in cooperation with its Secured Creditor has been evaluating viable partnerships and potential purchasers for the Company's subsidiary, Celltech Research Inc. There can be no assurance that management's plans will be successful as such plans are contingent upon ongoing support from various creditors. Failure to maintain the support of creditors, obtain additional external debt or equity financing and generate sufficient working capital from operations through the exclusive focus on SAR compliance testing and developing other wireless technologies, will cause the Company to curtail operations and the Company's ability to continue as a going concern will be impaired. The outcome of these matters cannot be predicted at this time.

(b)      Economic dependence

   As disclosed in note 1(b) of the Company's October 31, 2001 financial statements, the Company's sole focus on SAR compliance testing and developing SAR solutions for wireless devices caused the Company to become economically dependent upon one employee. The Company terminated this employee in June 2002. The remaining employees have continued to service existing and new clients.

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

$ United States

Nine months ended July 31, 2002
(Unaudited)

--------------------------------------------------------------------------------


1.       Significant accounting policies (continued):

(d)      Loss per share

   As disclosed in note 1(n) of the Company's October 31, 2001 financial statements, basic loss per share has been calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period, which includes the effect of shares issuable for little or no consideration, namely the exchangeable shares of the Company's subsidiary. As the market price of the Company's common stock has decreased significantly during the nine months ended July 31, 2002, the number of common shares issuable, should the Company be required to exchange the shares, has increased significantly. As a result, the weighted average number of common shares as at July 31, 2002 exceeds the authorized number of common shares. In order to have a sufficient number of common shares available to exchange for the outstanding exchangeable shares of the Company's subsidiary, the Company would have to amend it's articles of incorporation to increase its authorized common shares or renegotiate the terms of the exchangeable shares.

2.       Notes payable:


Notes payable were due December 26, 2001 and are secured by a pledge by the Company, in the event of default, to issue an amount of its common stock with a value of two times the sum of the outstanding principal and unpaid interest. $300,000 and $175,000 of the notes payable bear interest at 30% and 24% per annum respectively, payable monthly.

The notes payable are overdue at July 31, 2002, and the company does not have the funds to satisfy the creditors or, due to the decreased share value, enough authorized shares to satisfy conversion terms under the default provision. The creditors, to date, have not exercised their right to convert the notes payable to common shares.


3.       Convertible promissory note to shareholder:

As disclosed in note 11 of the Company's October 31, 2001 financial statements, the Company reached a settlement with the Company's former President. As full settlement of all claims and counter claims, the Company issued 400,000 common shares with a fair value of $152,000 and a convertible promissory note in the amount of $68,000 due in February 2002 in exchange for certain antenna technology held under patents. During the nine months ended July 31, 2002, the shareholder extended the due date of the note to July 31, 2002 and the Company agreed to increase the amount owing to the shareholder by $7,000 to $75,000. In the final settlement documents, the Company's technology license held under patents was terminated and the convertible note to shareholder was cancelled in lieu of an option to purchase the antenna technology for $75,000. The Company did not exercise its option to purchase at July 31, 2002 and accordingly, the Company has written off the convertible promissory note to shareholder of $75,000 and the net of related patent costs of $12,200, resulting in a gain on settlement of $62,800.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine months ended July 31, 2002
(Unaudited)

--------------------------------------------------------------------------------

4.       Convertible promissory note:

The convertible promissory note is held by a former employee of the Company (note 1(b)), is secured by a general security agreement over the two research and development projects and bears interest at prime plus 1%. Principal repayments are approximately as follows:

September 1, 2001                                                                           $       22,000
October 1, 2001                                                                                     25,000
November 1, 2001                                                                                    56,000
February 1, 2002                                                                                    56,000
May 1, 2002                                                                                         56,000
August 1, 2002                                                                                      56,000
November 1, 2002                                                                                    56,000
February 1, 2003                                                                                    56,000
-----------------------------------------------------------------------------------------------------------
                                                                                                   383,000
Less amounts paid to July 31, 2002                                                                (159,000)
-----------------------------------------------------------------------------------------------------------
                                                                                            $      224,000
-----------------------------------------------------------------------------------------------------------

The convertible promissory note is convertible, upon default by the Company and at the option of the former employee, into common shares of the Company at 85% of the 10 day average quoted price of the Company's common shares prior to conversion.

In conjunction with the convertible promissory notes, the Company agreed to grant 500,000 common share purchase warrants with exercise prices fixed at 85% of the market at the time of grant, exercisable for 3 years from grant date, issuable as follows:

        a)       150,000 prior to October 31, 2001; and
        b)       350,000 based on specific performance criteria.

No warrants, where issuance was subject to specific performance criteria, were granted during the nine months ended July 31, 2002. Future share purchase warrants that become no longer contingent will be recorded at their fair value as an increase to research and development expense.

The Company did not make the $56,000 principal payment due on May 1, 2002. The creditor notified the Company of the creditor's intent to exercise their security rights over the technology projects on May 2, 2002 under the general security agreement. The Company is discussing the matter with its legal counsel to determine a course of action. The outcome of this matter cannot be determined at this time.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine months ended July 31, 2002
(Unaudited)

--------------------------------------------------------------------------------

5.       Convertible notes payable:

------------------------------------------------------------------------------------------------------------------------------------
                                          Balance                                                 Balance,
Due Date                         October 31, 2001              Issued        Converted      April 30, 2002
------------------------------------------------------------------------------------------------------------------------------------

May 31, 2003          (i)           $     787,409      $               $      (48,274)      $      739,135
June 6, 2003         (ii)                 450,000                             (40,000)             410,000
July 24, 2003       (iii)                 247,192                            (135,219)             111,973
August 16, 2003      (iv)                 250,000                                 -                250,000
October 3, 2003       (v)                 150,000                                 -                150,000
October 16, 2003     (vi)                 150,000                                 -                150,000
October 31, 2003    (vii)                  85,000                                 -                 85,000
------------------------------------------------------------------------------------------------------------------------------------
November 15, 2003  (viii)                    -                 70,000             -                 70,000
November 21, 2003    (ix)                    -                 90,000             -                 90,000
May 8, 2002           (x)                    -                215,000             -                215,000
June 2, 2002         (xi)                    -                 50,000             -                 50,000
                                    $   2,119,601      $      425,000  $     (223,493)           2,321,108
--------------------------------------------------------------------------------------------------------------------

Unamortized discount related to the beneficial conversion option on and warrants
granted in conjunction with the convertible notes payable                                         (411,254)
Unamortized cash financing costs                                                                  (198,520)
                                                                                            ---------------
                                                                                            $    1,711,334
                                                                                            ---------------

The convertible notes payable of $215,000 and $50,000 were overdue on May 8th, 2002 and June 2, 2002 respectively. Accordingly, these amounts have been reclassified to current liabilities. However, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors exercise their rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of $265,000 in full settlement of its overdue obligations. The creditor has a first security agreement on substantially all the company's operating assets and if the creditor realizes on its security the Company's ability to continue as a going concern would become impaired.

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

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine months ended July 31, 2002
(Unaudited)

--------------------------------------------------------------------------------

5.       Convertible notes payable (continued):


In conjunction with the notes, the Company granted the following warrants:


------------------------------------------------------------------------------------------------------------------------------------
Expiry date                                                               Exercise Price            Number
------------------------------------------------------------------------------------------------------------------------------------

May 31, 2004                                                             $          1.78           320,000
June 6, 2004                                                                        1.78           180,000
July 24, 2004                                                                       1.15           100,000
August 16, 2004                                                                     1.15           100,000
October 3, 2004                                                                     1.15            60,000
October 16, 2004                                                                    1.15            60,000
October 31, 2004                                                                   0.144            34,000
------------------------------------------------------------------------------------------------------------------------------------
November 15, 2004                                                                  0.084            28,000
November 21, 2004                                                                  0.068            36,000
February 8, 2005                                                                  0.0075            60,000
March 13, 2005                                                                    0.0096            50,000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                 1,028,000
------------------------------------------------------------------------------------------------------------------------------------

The convertible notes payable issued during the nine months ended July 31, 2002 contain a beneficial conversion feature as the note holders were granted common share purchase warrants, and the notes are convertible into common shares at prices that are less than the market price at the date of issuance, both of which result in the convertible notes payable initially being recorded at a carrying amount which is less than their face value. The note proceeds attributable to the warrants was estimated to be $4,404 and has been recorded as a discount on the convertible notes payable. The fair value of the note proceeds attributable to the warrants was determined using the Black Scholes pricing model using the following assumptions: the three year life of the warrants, volatility factor of 325%, risk-free rate of 4.5% and no expected dividend yield. The intrinsic value of the beneficial conversion option has been calculated as $210,311 which is being accreted over the term of the debt in accordance with EITF 00-27.


6.       Contingencies:

(a) During the nine months ended July 31, 2002, the Company was named as defendant in several statements of claim related to approximately $165,000 in outstanding amounts included in accounts payable and accrued liabilities. The Company has consulted with legal counsel to assess the validity of these claims and defenses have been filed.

(b) Subsequent to July 31, 2002, a former employee of the Company named the Company as defendant in a wrongful dismissal lawsuit. The complaint claims an amount of approximately $190,000 plus costs and such further costs or other relief as deemed equitable by the court. The Company has consulted with legal counsel to assess the validity of the claim, has filed a defense and is considering filing a counter claim.

GLOBUS WIRELESS LTD.
Notes to Consolidated Financial Statements

$ United States

Nine months ended July 31, 2002
(Unaudited)

--------------------------------------------------------------------------------


6.       Contingencies (continued):


The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the July 31, 2002 financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a safe-harbor" for forward-looking statements. This report includes both historical and forward-looking statements. Any forward-looking statements contained herein are based on Globus Wireless Ltd.'s (the "Company) current expectations and projections about future events. All forward-looking statements are subject to risks, uncertainties, and assumptions about the Company, including anticipated growth strategies, anticipated trends and corrections in the business, including trends in technology and growth of the wireless communication industry, and future business directions for the Company and associated financial commitments. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the Company's actual results may differ materially from those described in this report as anticipated, believed, estimated or expected.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed financial statements and notes thereto attached and the Company's consolidated financial statements and notes in the Company's Annual Report on Form 10-KSB as of and for the year ended October 31, 2001.

Overview

The Company was incorporated under the laws of the State of Nevada in June 1987, under the name Daytona Pacific Corporation. In October 1994, the Company acquired all the assets of Globus Cellular & User Protection Ltd. (Canada) and changed its name to Globus Cellular and User Protection Ltd. In September 1995, the Company became a publicly traded corporation, trading on the NASD Over-the-Counter (OTC) Bulletin Board. In August 1997, the changed it's name to Globus Cellular, Ltd. In December 1999, the Company changed its name to Globus Wireless Ltd., the name being more indicative of the Company's expertise, technologies, and new product lines. Globus Wireless has the following wholly owned subsidiaries, Globus Wireless Canada Ltd., Globus Wireless Korea Ltd., Globus Online Inc, and Celltech Research Inc.

The corporate offices are located at 1955 Moss Court, Kelowna, British Columbia, Canada V1Y 9L3. The Company's registered offices in the United States of America, are Ste 220 - 1495 Ridgeview, Reno NV.

Globus Wireless Ltd., is engaged in the research, design and testing of wireless communication products. Our primary objectives of business are:

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

In December 2001, due to financial losses incurred, we ceased operations related to commodity product distribution, and closed our warehouse distribution operations in Los Angeles, California, and closed our warehouse, liquidated inventories and implemented labor force reductions in all distribution business units.

Our wireless compliance testing laboratory, Celltech Research Inc., serves over 35 wireless equipment manufacturers, providing emission testing and license submission services. This business unit assists wireless equipment manufacturers satisfy their applicable government licensing regulations with the Federal Communication Commission and/or Industry Canada.

As discussed in note 5 to the July 31, 2002 consolidated financial statements the company was in default of certain secured convertible notes payable. The convertible notes payable of $215,000 and $50,000 were overdue on May 8th, 2002 and June 2, 2002. Accordingly, these amounts owing to these creditors have been reclassified to current liabilities. However, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors exercise their rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of $265,000 in full settlement of its overdue obligations. The creditor has a first security agreement on substantially all the company's operating assets and if the creditor realizes on its security the Company's ability to continue as a going concern would become impaired. The Company has been working closely with this secured creditor. Management in cooperation with its secured creditor has been evaluating viable partnerships and or potential purchasers for its subsidiary Celltech Research Inc. The outcome of these matters is not determinable at this time.

The Company has also defaulted on certain unsecured debt (see note 2 to the July 31, 2002 consolidated financial statements) and operating obligations included in accounts payable and accrued liabilities in its consolidated July 31, 2002 financial statements. At this time, legal proceedings have been initiated by certain suppliers with amounts included on accounts payable and accrued liabilities. The Company is currently in discussions with legal counsel and the parties to the default in an attempt to formulate a solution, including amending repayment terms, which will provide for maintaining ongoing operations. The outcome of these proceedings is not yet determinable at this time.

The Company is also in default on a convertible promissory note (see note 4 of the July 31, 2002 consolidated financial statements). The creditor has notified the Company of their intent to exercise their security rights over certain SAR technology projects. The outcome of this matter cannot be predicted at this time.

The Company remains committed to focusing its resources on its core competences, and profitable operations by providing SAR compliance testing services and developing SAR technology solutions for wireless products. However, as disclosed in note 4 of the July 31, 2002 consolidated financial statements, the Company's default on certain debt obligations has caused the creditor to notify the Company of their intent to exercise their rights over certain wireless technology projects. The outcome of this matter cannot be determined at this time. The common stock of the corporation is currently listed on the OTC Bulletin Board, under the trading symbol GBWL. Mr. Bernard Penner is President, CEO and Chairman of the Board of Directors.

Results of Operations

Three months ended July 31, 2002 and 2001

In the quarter ending July31, 2002, we incurred a loss of $ 258,220 or $0.00 per share compared to a loss of $ 574,554 or $0.03 per share for the quarter ended July 31, 2001. The decrease in the loss over the same quarter in July 31, 2001 is attributable to reduced operational costs attributed to the abandoned distribution and retail business units.

Consolidated revenues for the three month period ending July 31, 2002 were $111,994, compared to $2,231,911 for the same period ending July 31, 2001. The decrease in revenues reflects the impact of the abandonment of the low margin wireless products and accessories distribution and retail businesses in Canada and the USA and a general reduction in SAR compliance testing volumes.

Amortization decreased $45,779 to $47,089 for the three months ended July 31, 2002 compared to $92,868 for the same period in fiscal 2001. The decrease is attributable to write-downs of fixed assets and goodwill related to the abandonment of wireless and accessories business units during the fiscal year ended October 31, 2001.

General and administrative costs for period ending July 31, 2002 were $209,156 compared to $735,232 for the same period in fiscal 2001. The decrease is the direct result of rationalizations in the labor force and distribution and retail business units of the Company.

Interest expense was $176,769, for the three months ended July 31, 2002 compared with interest expense of $133,099 for the same period in fiscal 2001. The increase is attributable to greater debt balances, and the beneficial conversion features associated with these debt instruments, over the debt balances in the same period in fiscal 2001.

During the quarter the Company experienced an income inclusion of $62,800 on the write-off of a $75,000 previously recorded convertible promissory note that was cancelled in favor of the Company acquiring an option to purchase with respect to certain patents. The Company did not exercise the option to purchase the patents and accordingly netted the patent costs of $12,200 against the written-off promissory note.

Nine months ended July 31, 2001 and 2000

Consolidated sales revenues for the first nine months of fiscal year 2002 were $606,118, compared to sales of $19,053,840 for the same period in 2001. The decrease in revenues reflects the impact of the abandonment of the low margin wireless products and accessories distribution and retail businesses in Canada and the USA. Engineering revenues for the first nine months of fiscal year 2002 were $436,573, compared to engineering revenues of $459,893 for the same period in 2001.

Amortization decreased $254,535 to $81,002 for the nine months ended July 31, 2002 compared to $335,537 for the same period in fiscal 2001. The decrease is attributable to write-downs of fixed assets and goodwill related to the abandonment of wireless and accessories business units during the fiscal year ended October 31, 2001.

General, and administrative costs for the first nine-months of 2002 were $998,206 compared with general, and administrative for the same period in 2001 of $2,927,827. The decrease is the direct result of rationalizations, in the labor force and distribution and retail business units of the Company.

Interest expense was $895,751, for the nine months ended July 31, 2002 compared with interest expense of $560,670 for the same period in fiscal 2001. The increase is attributable to greater debt balances, and the beneficial conversion features associated with these debt instruments, over the debt balances in the same period in fiscal 2001.

The Company recorded a loss of $1,494,276 for the nine months ended July 31, 2002. This compares to a $1,539,202 loss recorded over the same period of fiscal 2001.

Capital Resources & Liquidity

For the nine months ended July 31, 2002, the Company incurred a loss of $1,494,276 and cash flows used in operations of $245,505.

For the nine months ended July 31, 2002, the Company received proceeds from convertible notes payable of $425,000 net of $68,000 in financing costs. The Company repaid $137,000 on the convertible promissory note, for a total cash inflow from financing activities of $220,000.

The Company had no investing activities during the nine months ended July 31, 2002.

The above activities resulted in a net decrease in a cash of $25,505 during the period to a cash balance at July 31, 2002 of $41,272.

The company has a working capital deficiency of $3,996,166 as at July 31, 2002, compared to a working capital deficiency at October 31, 2001, of $1,938,233.

No dividends have been declared since our inception nor does the Company anticipate that dividends will be declared in the ensuing fiscal year.

The consolidated financial statements assume the company will continue as a going concern. As discussed in note 1(a) to the consolidated financial statements, the Company's financial statements have been prepared on the going concern basis, which assumes the realization if assets and liquidation of liabilities and commitments in the normal course of business. As at July 31, 2002, the Company was in default of certain debt obligations, had lost the services of a key employee (note 1 (b)), had been named as a defendant in several statement of claims, had a significant working capital deficiency and deficit and has suffered recurring losses from operations. The application of the going concern concept is dependent upon the company's ability to generate future profitable operations and receive continued financial support from its suppliers, creditors, shareholders and other investors. These consolidated financial statements do not give effect to any adjustment should the Company be unable to continue as a going concern and therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts differing from those reflected in the consolidated financial statements. Management plans to continue to negotiate with creditors. Further, during the nine months ended July 31, 2002 management decided to discontinue certain areas of the business including the wholesale and retail distribution of cellular phones and related accessories, which comprised all of the Company's product sales in the periods presented.

As a result, the Company is now focused solely on Specific Absorption Rate ("SAR") compliance testing and developing SAR solutions for wireless devices using wireless technologies. Management believes the plans described above will be sufficient to meet the Company's liabilities and commitments as they become payable over the next twelve months. However management acknowledges it cannot predict the out come of the legal proceedings and an unfavorable settlement could hinder its ability to operate. Management is also working closely with its secured creditors, including the creditor ("Secured Creditor") which has a first security agreement on substantially all the company's operating assets under agreement in default (notes 2,4 and 5). To date the Secured Creditor has not realized on its security but has allowed management to continue to operate. Management in cooperation with its secured creditor has been evaluating viable partnerships and potential purchasers for the Company's subsidiary, Celltech Research Inc. The Company is currently operating on a cash basis with suppliers as it is unable to obtain trade credit. The outcome of this evaluation is undetermined at this time. There can be no assurance that management's plans will be successful as such plans are contingent upon ongoing support from various creditors. Failure to maintain the support of creditors, obtain additional external debt or equity financing and generate sufficient working capital from operations through the exclusive focus on SAR compliance testing and developing other wireless technologies, will cause the Company to curtail operations and the Company's ability to continue as a going concern will be impaired. The outcome of these matters cannot be predicted at this time.

During fiscal 2002, the Company has initiated or experienced the following actions and strategies, in regards to the on-going operations of its business activities;

o In December 2001, the Company ceased operations in commodity product distribution, with closures of warehouse distribution operations in Los Angeles, California and Markham Ontario, liquidation of inventories and labor force reductions in all marketing and distribution business units.
o On December 6, 2001 Mr. Nicholas Wizinsky resigned his positions of Chief Operations Officer, Chief Financial Officer, and Secretary Treasurer for personal reasons.
o Effective December 15, 2001, Mr. Gene Haley, formally Director of U.S. Sales, left the company.
o On December 19, 2001, Mr. Tom Pick resigned from all offices for personal reasons.
o On December 20, 2001 the Board of Directors re-instated Mr. Bernard Penner as acting president and CEO.
o    In December 2001, the Company ceased operations of Globus Wireless Korea
     Ltd.
o In January 2002, the Company ceased operations of Globus Online Inc. d.b.a. ShopWireless.com.
o On June 13, 2002, the Company terminated the employment of Mr. Shawn McMillen, formally General Manager of Celltech Research Inc.
o In May 2002 the company defaulted on certain convertible notes payable. These notes payable are secured by substantially all of the company's operating assets.
o    The Company currently has 5 employees.

The Company has drastically reduced overhead costs, and requires additional capital to meet ongoing requirements and to meet objectives for the next twelve months. The Company remains committed to the re-structuring plan originally announced in January 2002, aimed at stabilizing the remaining operations and a re-focus on its core competencies related to SAR testing.

PART II - Other Information

Item 1. Legal Proceedings

As stated in Note 6 (a) of the financial statements, the Company was named as defendant in several statements of claim and one complaint of law related to approximately $355,000 outstanding amounts included in accounts payable and accrued liabilities. The Company has consulted with legal counsel to assess the validity of the claims and defenses have been filed.

Date of Proceedings:                        April 4, 2002
Jurisdiction of Court:              Supreme Court of British Columbia
Principal partners:                 310047 B.C. ltd vs. Globus Wireless Ltd.
Allegations:                        Amount owning for services rendered.
Damages/award sought:               $122,000   ($191,224.28 CAD)

Date of Proceedings:                        April 12, 2002
Jurisdiction of Court:              Court of Queen's Bench of Alberta
Principal partners:                 Bennett Jones LLP vs. Globus Wireless Ltd.
Allegations:                        Amount owing for services rendered
Damages/award sought:               $30,000  (46,934.08 CAD)

Date of Proceedings:                        May 10, 2002
Jurisdiction of Court:              Circuit Court of Cook County, Illinois
Principal partners:                 Mr. Gene Haley
Allegations:                        Breach of written, oral employment contract
                                    and unjust enrichment.
Damages/award sought:               $190,000.

Date of Proceedings:                        May 23, 2002
Jurisdiction of Court:              Kelowna Provincial Courts
Principal partners:                 Freightworld Logistics Inc. vs. Globus
                                    Wireless Ltd.
Allegations:                        Amount owning for services rendered
Damages/award sought:               6,363.71   ($9,955.83 CDN)

Date of Proceedings:                        July 29, 2002
Jurisdiction of Court:              Kelowna Provincial Courts
Principal partners:                 Summit International Trade Services Inc. vs.
                                    Globus Wireless Ltd.
Allegations:                        Amount owing for services rendered
Damages/award sought:               $6,536.44        (10,224.50 CDN)

The Company has determined that it is not possible at this time to predict the final outcome of these legal proceedings and that it is not possible to establish a reasonable estimate of possible damages, if any, or reasonably to estimate the range of possible damages that may be awarded to the plaintiffs. Accordingly, no provision with respect to these lawsuits has been made in the July 31, 2002 financial statements.

Item 2.  Change in Securities

Recent Sales of Unregistered Securities

None


Private Placements of Common Stock and Warrants for Cash

None.

Sales of Debt and Warrants for Cash

None
Option Grants

None.

Issuances of Stock for Services or in Satisfaction of Obligations

None

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

The notes payable are overdue at July 31, 2002, and the company does not have the means to repay the notes or, due to the deflated share value, enough issued shares available to convert the notes to common stock.

As stated in note 4 of the financial statements the Company is in default on a Convertible promissory note with an outstanding balance of approximately $224,000. The creditor has notified the Company of the creditor's intent to exercise their security rights over the technology projects on May 2, 2002 under the general security agreement. The Company is discussing the matter with its legal counsel to determine a course of action.

As stated in note 5 of the financial statements the Company is in default on Convertible notes payable. Convertible notes payable of $265,000 are overdue at July 31, 2002. Accordingly, these amounts along with the remaining convertible notes payable have been reclassified to current liabilities. However, the creditors have not taken any action to demand payment or convert the notes to common stock. If the creditors exercise their rights under the default provisions of the notes payable, the Company will be required to issue common stock with a fair value of $265,000 in full settlement of its overdue obligations. The creditor has a first security interest in substantially all of the company's operating assets and is currently working closely with management on all go forward options.

Item 4.           Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.           Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K


(a)      Exhibits.

Exhibit Number               Description

99.1 Certification of the President and Chief Executive Officer of Globus Wireless, Ltd. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Comptroller (chief accounting officer) of Globus Wireless, Ltd. Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



(b) No reports on Form 8-K were filed during the fiscal quarter ended July 31, 2002.

Pursuant to the requirements of Section 12 of the Securities Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this September 23, 2002

                                                 GLOBUS WIRELESS LTD.

                                          By:/s/ Bernard Penner
                                                 Bernard Penner, President & CEO

                                         By: /s/ Ben Hewson
                                                 Ben Hewson, Comptroller